Form 10-Q
period 2021-09-30
KLUDEIN I ACQUISITION CORP
filed 2021-11-09
CIK 1826671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 8, 2021, there were 17,250,000 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

KLUDEIN I ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 (Unaudited) and for the period from September 24, 2020 (inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 (Unaudited) and for the period from September 24, 2020 (inception) through September 30, 2020 (Unaudited)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited) and for the period from September 24, 2020 (inception) through September 30, 2020 (Unaudited)	4
Notes to Condensed Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	21
Item 4. Controls and Procedures	21

Part II. Other Information
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3. Defaults Upon Senior Securities	22
Item 4. Mine Safety Disclosures	22
Item 5. Other Information	22
Item 6. Exhibits	23

Signatures	24

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$473,299	$1,000
Prepaid expenses	177,890	—
Total Current Assets	651,189	1,000

Deferred offering costs	—	177,644
Cash and marketable securities held in Trust Account	172,559,258	—
TOTAL ASSETS	$173,210,447	$178,644

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$214,539	$1,132
Accrued offering costs	—	69,500
Due to Sponsor	—	1,000
Promissory note – related party	—	83,905
Total Current Liabilities	214,539	155,537

Warrant liabilities	8,992,324	—
Deferred underwriting fee payable	6,037,500	—
Total Liabilities	15,244,363	155,537

Commitments and contingencies

Class A common stock subject to possible redemption 17,250,000 and no shares at redemption value as of September 30, 2021 and December 31, 2020, respectively	172,500,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(14,534,347)	(1,893)
Total Stockholders’ (Deficit) Equity	(14,533,916)	23,107
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$173,210,447	$178,644

The accompanying notes are an integral part of the unaudited condensed financial statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,	Nine Months Ended September 30,	For the Period from September 24, 2020 (Inception) through September 30,
	2021	2021	2020

Formation and operational costs	$286,833	$931,960	$761
Loss from operations	(286,833)	(931,960)	(761)

Other income (expense):
Transaction costs allocated to warrants	—	(364,208)	—
Change in fair value of warrant liabilities	1,290,176	961,676	—
Interest earned on marketable securities held in Trust Account	18,051	57,897	—
Unrealized gain on marketable securities held in Trust Account	3,734	1,361	—
Total other income	1,311,961	656,726	—

Net income (loss)	$1,025,128	$(275,234)	$(761)

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	16,615,809	—
Basic and diluted net income (loss) per share, Class A common stock	$0.05	$(0.01)	$—

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,291,820	3,750,000
Basic and diluted net income (loss) per share, Class B common stock	$0.05	$(0.01)	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	4,312,500	$431	$24,569	$(1,893)	$23,107

Cash paid in excess of fair value for Private Placement Warrants	—	—	1,456,000	—	1,456,000

Accretion of Class A common stock to redemption amount (Revised – See Note 2)	—	—	(1,480,569)	(14,257,220)	(15,737,789)

Net income	—	—	—	1,546,905	1,546,905

Balance – March 31, 2021 (Revised – See Note 2)	4,312,500	431	$—	(12,712,208)	(12,711,777)

Net loss	—	—	—	(2,847,267)	(2,847,267)

Balance – June 30, 2021 (Revised – See Note 2)	4,312,500	431	—	(15,559,475)	(15,559,044)

Net income	—	—	—	1,025,128	1,025,128

Balance – September 30, 2021	4,312,500	$431	$—	$(14,534,347)	$(14,533,916)

FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – September 24, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(761)	(761)
Balance – September 30, 2020	4,312,500	431	$24,569	$(761)	$24,239

The accompanying notes are an integral part of the unaudited condensed financial statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2021	For The Period From September 24, 2020 (Inception) Through September 30 2020

Cash Flows from Operating Activities:
Net loss	$(275,234)	$(761)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(57,897)	—
Unrealized gain on marketable securities held in Trust Account	(1,361)	—
Change in fair value of warrant liability	(961,676)	—
Transaction costs allocated to warrants	364,208	—
Changes in operating assets and liabilities:
Prepaid expenses	(177,890)	—
Accounts payable and accrued expenses	213,407	—
Payment of formation costs through promissory note	—	761
Due to Sponsor	(1,000)	—
Net cash used in operating activities	(897,443)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,049,999	—
Proceeds from sale of Private Placement Warrants	5,200,000	—
Proceeds from promissory note – related party	5,000	17,500
Repayment of promissory note – related party	(88,905)	—
Payment of offering costs	(296,352)	(17,500)
Net cash provided by financing activities	173,869,742	—

Net Change in Cash	472,299
Cash – Beginning of period	1,000	—
Cash – End of period	$473,299	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering Costs	$214,852	$—
Initial classification of Class A common stock subject to possible redemption	$172,500,000	$—
Deferred offering costs included in accrued offering costs	$—	$25,000
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B common stock	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 24, 2020 (inception) through September 30, 2021 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and unrealized gain from the marketable securities held in the Trust Account (as defined below), and gains or losses from the change in fair value of the warrant liabilities.

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

Transaction costs amounted to $9,891,996, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $404,496 of other offering costs. Transaction costs allocated to the warrants were $364,208 and were expensed in the condensed statement of operations.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq Capital Markets rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully complete a Business Combination.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The Company will provide its holders of its outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

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

SEPTEMBER 30, 2021

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

Liquidity and Going Concern

As of September 30, 2021, the Company had $473,299 in its operating bank accounts, $172,559,258 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital of $495,908, which excludes franchise and income taxes payable as such amounts can be paid from the interest earned in the Trust Account. As of September 30, 2021, approximately $59,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, stockholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or July, 11, 2022, the date the Company is required to liquidate. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

NOTE 2. REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s financial statements as of September 30, 2021, management identified errors made in its historical financial statements where, at the closing of the Company’s Initial Public Offering, the Company improperly presented its Class A common stock subject to possible redemption. The Company previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control. Therefore, management concluded that the redemption value should include all shares of Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to redemption, the Company also revised its income (loss) per common share calculation to allocate net income (loss) to Class A and Class B common stock on a pro rata basis based on weighted average shares outstanding. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the revision on the Company’s financial statement is reflected in the following table.

Balance Sheet as of January 11, 2021	As Previously Reported	Adjustment	As Revised
Class A common stock subject to possible redemption	$152,875,910	$19,624,090	$172,500,000
Class A common stock	$196	$(196)	$—
Additional paid-in capital	$5,366,675	$(5,366,675)	$—
Accumulated deficit	$(367,299)	$(14,257,219)	$(14,624,518)
Total stockholders’ equity (deficit)	$5,000,003	$(19,624,090)	$(14,624,087)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended of March 31, 2021	As Previously Reported	Adjustment	As Revised
Sale of 17,250,000 unites, net of underwriting discounts, initial value of public warrants and offering costs	$156,762,211	$(156,762,211)	$—
Common stock subject to possible redemption	$(154,788,220)	$154,788,220	$—
Accretion for Class A common stock to redemption amount	$—	$(15,737,789)	$(15,737,789)
Total stockholders’ equity (deficit)	$5,000,003	$(17,711,780)	$(12,711,777)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2021	As Previously Reported	Adjustment	As Revised
Change in value of common stock subject to possible redemption	$2,847,270	$(2,847,270)	$—
Total stockholders’ equity (deficit)	$5,000,006	$(20,559,050)	$(15,559,044)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 26, 2021. The accompanying condensed balance sheet as of December 31, 2020 has been derived from the audited financial statements included in that annual report. The interim results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future periods.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020.

Marketable Securities Held in Trust Account

At September 30, 2021, substantially all of the assets held in the Trust Account were held in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. At December 31, 2020, there were no assets held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial carrying value to redemption amount value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital and accumulated deficit.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

At September 30, 2021, the shares of Class A common stock reflected in the condensed balance sheet were reconciled in the following table:

Gross proceeds	$172,500,000
Less:
Proceeds allocated to the fair value of Public Warrants	(6,210,000)
Class A common stock issuance costs	(9,527,789)
Plus:
Accretion of carrying value to redemption value	15,737,789

Class A common stock subject to possible redemption	$172,500,000

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. For the Private Placement Warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Rss-Rubenstein methodology at the closing date of Initial Public Offering and as of September 30, 2021(see Note 10). For the public warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Rss-Rubenstein methodology at the closing date of Initial Public Offering and the level 1 quoted prices in an active market as of September 30, 2021(see Note 10).

Allocation of issuance costs

The Company accounts for the allocation of its issuance costs to its warrants using the guidance in ASC Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20), applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $9,891,996—consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting commissions, and $404,496 of other offering costs—to the issuance of its Class A common stock and warrants in the amount of $9,527,789 and $364,208, respectively. Issuance costs attributed to the warrants were expensed to the condensed statements of operations. Issuance costs attributed to the Class A common stock were initially charged to temporary equity and then accreted to Class A common stock subject to redemption upon completion of the Initial Public Offering.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2021, due to the valuation allowance recorded on the Company’s net operating losses.

Net income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income (loss) per share of common stock. Accretion associated with the redeemable shares of Class A common stock is excluded from income (loss) per common share as the redemption value approximates fair value.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,825,000 shares of Class A common stock in the aggregate. As of September 30, 2021 and 2020, the Company did not have any dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the periods presented.

Class B Founder Shares subject to forfeiture (see Note 6) are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from July 31, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss), as adjusted	$820,102	$205,026	$(224,555)	$(50,679)	$—	$(761)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	16,615,809	4,291,820	—	3,750,000

Basic and diluted net income (loss) per common share	$0.05	$0.05	$(0.01)	$(0.01)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature, except for warrants (see Note 10).

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 7).

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

Promissory Note — Related Party

On September 24, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Note of $88,905 was repaid at the closing of the Initial Public Offering on January 11, 2021. Borrowings are no longer available under the Promissory Note.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. To date, the Company has not entered into any Working Capital Loans.

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTE 8. STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 17,250,000 shares of Class A common stock issued and outstanding, which are presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue 20,000,000 shares of common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 4,312,500 shares of Class B common stock issued and outstanding, 562,500 of which were subject to forfeiture until the underwriter exercised its over-allotment in connection with the IPO (see Note 6).

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

NOTE 9. WARRANT LIABILITIES

As of September 30, 2021, there were 8,625,000 Public Warrants outstanding. As of December 31, 2020, there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2021

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

At September 30, 2021, there were 5,200,000 Private Placement Warrants outstanding. As of December 31, 2020, there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$172,559,258

Liabilities:
Warrant Liability – Public Warrants	1	5,606,250
Warrant Liability – Private Placement Warrants	3	3,386,074

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

As of September 30, 2021, the Private Placement Warrants were valued using a binomial lattice model which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of the closing date of the Initial Public Offering was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. As of September 30, 2021, the Public Warrants were valued using the level 1 quoted prices in an active market.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements for both public and private placement warrants at January 11, 2021 and for private placement warrants only at September 30, 2021:

	At January 11, 2021 (Initial Measurement)	As of September 30, 2021
Stock price	$9.64	$9.86
Strike price	$11.50	$11.50
Volatility	14.1%	12.7%
Risk-free rate	0.56%	0.93%
Probability of Business Combination occurring	75%	75%
Dividend yield	0.0%	0.0%
Fair value of warrants	$0.72	$0.65

The following contains additional information regarding the inputs used in the pricing models:

●	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

●	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

●	Volatility – the Company estimated the volatility of its common stock warrants based on implied volatility and actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants.

●	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 11, 2021	3,744,000	6,210,000	9,954,000
Change in fair value	(357,926)	(1,380,000)	(1,737,926)
Transfer to Level 1	—	(4,830,000)	(4,830,000)
Fair value as of September 30, 2021	3,386,074	—	3,386,074

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. Due to the use of quoted prices in an active market (Level 1) to measure the fair values of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling $4.8 million during the period from January 11, 2021 through September 30, 2021.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 24, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income and unrealized gains on marketable securities held in a trust account (the “Trust Account”). We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had a net income of $1,025,128, which consists of the change in fair value of the warrant liabilities of $1,290,176, unrealized gain on marketable securities held in Trust Account of $3,734 and interest earned on marketable securities held in the Trust Account of $18,051, partially offset by operational costs of $286,833.

For the nine months ended September 30, 2021, we had a net loss of $275,234, which consists of operational costs of $931,960 and transaction costs allocated to warrants of $364,208, partially offset by the change in fair value of the warrant liabilities of $961,676, unrealized gain on marketable securities held in Trust Account of $1,361, and interest earned on marketable securities held in the Trust Account of $57,897.

For the period from September 24, 2020 (inception) through September 30, 2020, we had a net loss of $761, which consisted of formation and operational costs.

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

For the nine months ended September 30, 2021, cash used in operating activities was $897,443. Net loss of $275,234 was affected by changes in fair value of the warrant liabilities of $961,676, interest earned on marketable securities held in the Trust Account of $57,897, transaction costs allocated to warrants of $364,208 and an unrealized gain on marketable securities held in Trust Account of $1,361. Changes in operating assets and liabilities provided $34,517 of cash for operating activities.

At September 30, 2021, we had cash and marketable securities held in the Trust Account of $172,559,258 (including approximately $59,000 of interest income, including unrealized gain) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2021, we had not withdrawn any interest earned from the Trust Account.

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

At September 30, 2021, we had cash of $473,299. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

As indicated in the accompanying financial statements, at September 30, 2021, the Company had $473,299 in cash, and a working capital of $495,908, which excludes $59,258 of Delaware franchise taxes payable.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Basis of Presentation – Going Concern,” management has determined that the expected shortfall in working capital over the period of time between the date these financial statement are issued and its estimated business combination date raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. Based on the above factors, management determined there is substantial doubt about the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. For the Private Placement Warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Rss-Rubenstein methodology at the closing date of the Initial Public Offering and as of September 30, 2021. For the public warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Rss-Rubenstein methodology at the closing date of the Initial Public Offering and the level 1 quoted prices in an active market as of September 30, 2021.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of share of common stock outstanding during the period. We apply the two-class method in calculating income (loss) per common share. Accretion associated with the redeemable shares of Class A common stocks is excluded from income (loss) per common share as the redemption value approximates fair value.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2021, due solely to the material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form 10-Q as filed with the SEC on May 24, 2021. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for its Initial Public Offering and other filings filed with the SEC. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering and other filings filed with the SEC.

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

N/A

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

KLUDEIN I ACQUISITION CORP.

Date: November 9, 2021	By:	/s/ Narayan Ramachandran
	Name:	Narayan Ramachandran
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Mini Krishnamoorthy
	Name:	Mini Krishnamoorthy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)