Form 10-Q/A
period 2021-09-30
KLUDEIN I ACQUISITION CORP
filed 2021-12-08
CIK 1826671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of December 8, 2021, there were 17,250,000 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

KludeIn I Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended September 30, 2021 (this “Amended Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2021 (the “Original Quarterly Report”).

Background of Restatement

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of KludeIn I Acquisition Corp. as of September 30, 2021 and for the three and nine months ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2021 (the “First Amended Filing”).

On November 9, 2021, KludeIn I Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ended September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements (“Note 2”), that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 11, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company initially determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock subject to redemption and change to its presentation of earnings per share is material quantitatively and it should restate, instead of revise, its previously issued financial statements.

Therefore, on November 29, 2021, the Company’s management, together with the audit committee of the Company’s board of directors (the “Audit Committee”), concluded that the Company’s previously issued (i) audited balance sheet dated as of January 11, 2021, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 15, 2021, as revised in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 24, 2021 (“Q1 Form 10-Q”), (ii) unaudited interim financial statements included in the Q1 Form 10-Q, (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 13, 2021, and (iv) the Q3 Form 10-Q, as originally filed, to reflect error corrections as restatements (instead of revisions) and to disclose the resulting material weakness (collectively, the periods between January 11, 2021 and September 30, 2021, as referred to as the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Amended Quarterly Report.

The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the Initial Public Offering (the “Trust Account”).

The financial information that has been previously filed or otherwise reported for the period ended September 30, 2021 is superseded by the information in this Amended Quarterly Report, and the financial statements and related financial information contained in the Original Quarterly Report including the Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed on May 24, 2021, the Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 13, 2021, and the Quarterly Report on Form 10-Q for the period ended September 30, 2021 filed on November 9, 2021 should no longer be relied upon. On December 2, 2021, the Company filed a Current Report on Form 8-K disclosing the non-reliance on the financial statements included in the Original Quarterly Report as well as the Quarterly Report on Form 10-Q for the period ended March 31, 2021 filed on May 24, 2021 and the Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 13, 2021.

The restatement is more fully described in Note 2 of the notes to the condensed financial statements included herein. The following items have been amended to reflect the restatements:

Part I, Item 1, Financial Statements,

Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations,

Part I, Item 4, Controls and Procedures, and

Part II, Item 1A, Risk Factors.

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Quarterly Report (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Quarterly Report does not amend, update or change any other items or disclosures contained in the Original Quarterly Report, and accordingly, this Quarterly Report does not reflect or purport to reflect any information or events subsequent to the Original Quarterly Report. Accordingly, this Quarterly Report should be read in conjunction with the Original Quarterly Report and the Company’s other filings with the SEC. Capitalized terms used but not defined herein shall have the meanings ascribed to such terms in the Original Quarterly Report.

Internal Control Considerations

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, a material weakness exists in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof from the date of the IPO through September 30, 2021. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to the Company’s financial statements, including enhanced training of its personnel and increased communication among its personnel and third-party professionals with whom it consults regarding application of complex financial instruments. For a discussion of management’s consideration of its disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Quarterly Report.

KLUDEIN I ACQUISITION CORP.

FORM 10-Q/A FOR THE QUARTER ENDED SEPTEMBER 30, 2021

TABLE OF CONTENTS

Page
Part I. Financial Information
Item 1. Financial Statements	1
Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 (Unaudited) and for the period from September 24, 2020 (inception) through September 30, 2020 (Unaudited)	2
Condensed Statements of Changes in Stockholders’ (Deficit) Equity for the Three and Nine Months Ended September 30, 2021 (Unaudited) and for the period from September 24, 2020 (inception) through September 30, 2020 (Unaudited) (as restated)	3
Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 (Unaudited) and for the period from September 24, 2020 (inception) through September 30, 2020 (Unaudited) (as restated)	4
Notes to Condensed Financial Statements (Unaudited) (as restated)	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (as restated)	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures (as restated)	25

Part II. Other Information
Item 1. Legal Proceedings	26
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3. Defaults Upon Senior Securities	26
Item 4. Mine Safety Disclosures	26
Item 5. Other Information	26
Item 6. Exhibits	27

Signatures	28

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets
Cash	$473,299	$1,000
Prepaid expenses	177,890	—
Total Current Assets	651,189	1,000

Deferred offering costs	—	177,644
Cash and marketable securities held in Trust Account	172,559,258	—
TOTAL ASSETS	$173,210,447	$178,644

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$214,539	$1,132
Accrued offering costs	—	69,500
Due to Sponsor	—	1,000
Promissory note – related party	—	83,905
Total Current Liabilities	214,539	155,537

Warrant liabilities	8,992,324	—
Deferred underwriting fee payable	6,037,500	—
Total Liabilities	15,244,363	155,537

Commitments and contingencies

Class A common stock subject to possible redemption 17,250,000 and no shares at redemption value of $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	172,500,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 and no shares subject to possible redemption at September 30, 2021 and December 31, 2021, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2021 and December 31, 2020	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(14,534,347)	(1,893)
Total Stockholders’ (Deficit) Equity	(14,533,916)	23,107
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$173,210,447	$178,644

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

KLUDEIN I ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

(UNAUDITED) (AS RESTATED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance — January 1, 2021	4,312,500	$431	$24,569	$(1,893)	$23,107

Cash paid in excess of fair value for Private Placement Warrants	—	—	1,456,000	—	1,456,000

Accretion of Class A common stock to redemption amount (Restated – See Note 2)	—	—	(1,480,569)	(14,257,220)	(15,737,789)

Net income	—	—	—	1,546,905	1,546,905

Balance – March 31, 2021 (Restated – See Note 2)	4,312,500	431	$—	(12,712,208)	(12,711,777)

Net loss	—	—	—	(2,847,267)	(2,847,267)

Balance – June 30, 2021 (Restated – See Note 2)	4,312,500	431	—	(15,559,475)	(15,559,044)

Net income	—	—	—	1,025,128	1,025,128

Balance – September 30, 2021	4,312,500	$431	$—	$(14,534,347)	$(14,533,916)

FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity

Balance – September 24, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(761)	(761)
Balance – September 30, 2020	4,312,500	431	$24,569	$(761)	$24,239

The accompanying notes are an integral part of the unaudited condensed financial statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30, 2021	For The Period From September 24, 2020 (Inception) Through September 30 2020

Cash Flows from Operating Activities:
Net loss	$(275,234)	$(761)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(57,897)	—
Unrealized gain on marketable securities held in Trust Account	(1,361)	—
Change in fair value of warrant liability	(961,676)	—
Transaction costs allocated to warrants	364,208	—
Changes in operating assets and liabilities:
Prepaid expenses	(177,890)	—
Accounts payable and accrued expenses	213,407	—
Payment of formation costs through promissory note	—	761
Due to Sponsor	(1,000)	—
Net cash used in operating activities	(897,443)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,049,999	—
Proceeds from sale of Private Placement Warrants	5,200,000	—
Proceeds from promissory note – related party	5,000	17,500
Repayment of promissory note – related party	(88,905)	—
Payment of offering costs	(296,352)	(17,500)
Net cash provided by financing activities	173,869,742	—

Net Change in Cash	472,299
Cash – Beginning of period	1,000	—
Cash – End of period	$473,299	$—

Non-Cash investing and financing activities:
Offering costs included in accrued offering Costs	$214,852	$—
Initial value of Class A common stock subject to possible redemption (Restated – See Note 2)	$172,500,000	$—
Deferred offering costs included in accrued offering costs	$—	$25,000
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B common stock	$—	$25,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited) (As Restated)

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

(Unaudited) (As Restated)

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

(Unaudited) (As Restated)

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

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited) (As Restated)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Warrants

The Company previously accounted for its outstanding Public Warrants and Private Placement Warrants (collectively, with the Public Warrants, the “Warrants”) issued in connection with its Initial Public Offering as components of equity instead of as derivative liabilities. The warrant agreements governing the Warrants includes a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. In addition, the warrant agreement includes a provision that in the event of a tender offer or exchange offer made to and accepted by holders of more than 50% of the outstanding shares of a single class of stock, all holders of the Warrants would be entitled to receive cash for their Warrants (the “tender offer provision”).

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

In addition to restatements for the above, the Company allocated its issuance costs of $9,891,996—consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting commissions, and $404,496 of other offering costs—to the issuance of its Class A shares and Warrants in the amount of $9,527,887 and $364,109, respectively. The issuance costs attributed to the Warrants were restated at IPO date below as those offering costs should have been expensed to the condensed statement of operations versus being accounted for as a reduction of equity.

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

Temporary equity

After preparing and filing the Company’s unaudited condensed financial statements as of September 30, 2021, the Company concluded it should restate (instead of revised) its previously issued financial statements to classify all Class A Common Stock subject to possible redemption in temporary equity. In accordance with ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company previously determined the Class A Common Stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A Common Stock while also taking into consideration that a redemption cannot result in net tangible assets being less than $5,000,001. Management has also determined that the shares of Class A Common Stock issued in connection with the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also restated its income (loss) per common share calculation to allocate net income (loss) to Class A and Class B common stock on a pro rata basis based on weighted average shares outstanding. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income (loss) of the Company.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited) (As Restated)

Therefore, in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company re-evaluated the changes and has determined that the related impact was material to the Affected Periods. Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Periods should be restated (instead of revise) to present (i) all Class A common stock subject to possible redemption as temporary equity, (ii) to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering, and (iii) to correct its earnings per share calculation. As such, the Company is reporting these restatements to those Affected Periods in this quarterly report.

There has been no change in the Company’s total assets, liabilities or operating results.

The impact of the restatements noted above on the Company’s previously issued financial statements is reflected as follows:

IPO Balance Sheet - January 11, 2021	As Previously Filed	Warrant Adjustment	Temporary Equity Adjustment	As Restated
Derivative warrant liabilities	$—	$9,954,000	$—	$9,954,000
Class A Common Stock Subject to Possible Redemption	162,829,910	9,954,000	19,624,090	172,500,000
Class A Common Stock	97	99	(196)	—
Additional Paid-In Capital	5,002,566	364,109	(5,366,675)	—
Accumulated deficit	(3,091)	(364,208)	(14,257,219)	(14,624,518)
Total Stockholders’ Equity (Deficit)	$5,000,003	$—	$(19,624,090)	$(14,624,087)

Number of Class A Common Stock Subject to Possible Redemption	16,282,991	(995,400)	1,962,409	17,250,000
Number of Class A Common Stock	967,009	995,400	(1,962,409)	—

Condensed Balance Sheet as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A Common stock subject to possible redemption	$154,788,220	$17,711,780	$172,500,000
Class A Common stock	$177	$(177)	$—
Additional paid-in capital	$3,454,383	$(3,454,383)	$—
Retained Earnings (Accumulated deficit)	$1,545,012	$(14,257,220)	$(12,712,208)
Total Stockholders’ Equity (Deficit)	$5,000,003	$(17,711,780)	$(12,711,777)
Number of Class A common stock subject to possible redemption	15,478,822	1,771,178	17,250,000
Number of Class A common stock	1,771,178	(1,771,178)	—

Condensed Balance Sheet as of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Class A Common stock subject to possible redemption	$151,940,950	$20,559,050	$172,500,000
Class A Common stock	$206	$(206)	$—
Additional paid-in capital	$6,301,624	$(6,301,624)	$—
Accumulated deficit	$(1,302,255)	$(14,257,220)	$(15,559,475)
Total Stockholders’ Equity (Deficit)	$5,000,006	$(20,559,050)	$(15,559,044)
Number of Class A common stock subject to possible redemption	15,194,095	2,055,905	17,250,000
Number of Class A common stock	2,055,905	(2,055,905)	—

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited) (As Restated)

Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	15,287,591	(15,287,591)	—
Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	5,991,211	(5,991,211)	—
Basic and diluted net income (loss) per share, Non-redeemable common stock	$0.26	$(0.26)	$—
Weighted average shares outstanding of Class A common stock	—	15,141,667	15,141,667
Basic and diluted net income per share, Class A common stock	$—	$0.08	$0.08
Weighted average shares outstanding of Class B common stock	—	4,243,750	4,243,750
Basic and diluted net income per share, Class B common Stock	$—	$0.08	$0.08

Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	15,478,822	(15,478,822)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,083,678	(6,083,678)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(0.47)	$0.47	$—
Weighted average shares outstanding of Class A common stock	—	17,250,000	17,250,000
Basic and diluted net loss per share, Class A common stock	$—	$(0.13)	$(0.13)
Weighted average shares outstanding of Class B common stock	—	4,312,500	4,312,500
Basic and diluted net loss per share, Class B common stock	$—	$(0.13)	$(0.13)

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	15,389,956	(15,389,956)	—
Basic and diluted net income per share, Class A common stock subject to possible redemption	$—	$—	$—
Basic and diluted weighted average shares outstanding, Non-redeemable common stock	6,037,958	(6,037,958)	—
Basic and diluted net loss (income) per share, Non-redeemable common stock	$(0.22)	$0.22	$—
Weighted average shares outstanding of Class A common stock	—	16,291,667	16,291,667
Basic and diluted net loss per share, Class A common stock	$—	$(0.06)	$(0.06)
Weighted average shares outstanding of Class B common stock	—	4,281,250	4,281,250
Basic and diluted net loss per share, Class B common stock	$—	$(0.06)	$(0.06)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Sale of 17,250,000 unites, net of underwriting discounts, initial value of public warrants and offering costs	$156,762,211	$(156,762,211)	$—
Common stock subject to possible redemption	$(154,788,220)	$154,788,220	$—
Accretion for Class A common stock to redemption amount	$—	$(15,737,789)	$(15,737,789)
Total stockholders’ equity (deficit)	$5,000,003	$(17,711,780)	$(12,711,777)

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited) (As Restated)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the three months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Change in value of common stock subject to possible redemption	$2,847,270	$(2,847,270)	$—
Total stockholders’ equity (deficit)	$5,000,006	$(20,559,050)	$(15,559,044)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Initial classification of common stock subject to possible redemption	$151,856,160	$20,643,840	$172,500,000
Change in value of common stock subject to possible redemption	$1,912,310	$(1,912,310)	$—

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Initial classification of common stock subject to possible redemption	$151,856,160	$20,643,840	$172,500,000
Change in value of common stock subject to possible redemption	$(934,931)	$934,931	$—

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

(Unaudited) (As Restated)

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

Class A Common Stock Subject to Possible Redemption (Restated – See Note 2)

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including Class A common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, 17,250,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial carrying value to redemption amount, which approximates fair value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited) (As Restated)

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

Allocation of issuance costs

The Company accounts for the allocation of its issuance costs to its warrants using the guidance in ASC Topic 470-20, Debt with Conversion and Other Options (“ASC 470-20), applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $9,891,996—consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting commissions, and $404,496 of other offering costs—to the issuance of its Class A common stock and warrants in the amount of $9,527,789 and $364,208, respectively. Issuance costs attributed to the warrants were expensed to the condensed statements of operations. Issuance costs attributed to the Class A common stock were initially charged to temporary equity and then accreted to Class A common stock subject to redemption upon completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

(Unaudited) (As Restated)

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

Net income (Loss) per Share of Common Stock (Restated – See Note 2)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The Company has not considered the effect of the warrants sold in the Initial Public Offering, and  the Private Placement to purchase an aggregate of 13,825,000 of the Company’s shares of Class A common stock in the calculation of diluted net income (loss) because their exercise is contingent upon future events and the inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

Class B Founder Shares subject to forfeiture (see Note 6) are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

The following table reflects the calculation of basic and diluted net income (loss) per common share:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the Period from July 31, 2020 (Inception) Through September 30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common share
Numerator:
Allocation of net income (loss)	$820,102	$205,026	$(224,555)	$(50,679)	$—	$(761)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	16,615,809	4,291,820	—	3,750,000

Basic and diluted net income (loss) per common share	$0.05	$0.05	$(0.01)	$(0.01)	$—	$(0.00)

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

(Unaudited) (As Restated)

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

(Unaudited) (As Restated)

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

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 17,250,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and are presented as temporary equity (as Restated – see Note 2). At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

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

(Unaudited) (As Restated)

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

(Unaudited) (As Restated)

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

(Unaudited) (As Restated)

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

(Unaudited) (As Restated)

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, other than the changes made to the previously issued financial statements for the Affected Periods, which are disclosed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q of KludeIn I Acquisition Corp. (the “Company”) for the quarter ended September 30, 2021, we are restating our unaudited interim financial statements as of and for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021, see Note 2 for additional information.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our audited balance sheet dated as of January 11, 2021 and financial statements as of March 31, 2021, June 30, 2021, and September 30, 2021 (the “Affected Periods”). Management identified errors made in its historical financial statements where, at the closing of our Initial Public Offering, we improperly valued our Class A common stock subject to possible redemption. We previously determined the Class A common stock subject to possible redemption to be equal to the redemption value of $10.00 per share of Class A common stock while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Management determined that the Class A common stock issued during the Initial Public Offering can be redeemed or become redeemable subject to the occurrence of future events considered outside of the Company’s control. Therefore, management concluded that the redemption value should include all Class A common stock subject to possible redemption, resulting in the Class A common stock subject to possible redemption being equal to their redemption value. As a result, management has noted a reclassification error related to temporary equity and permanent equity. This resulted in a restatement to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

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

Common Stock Subject to Possible Redemption (as restated – see Note 2)

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

Net Income (Loss) Per Share of Common Stock (as restated – see Note 2)

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. The Company has two classes of shares, Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.

The Company has not considered the effect of the warrants sold in the Initial Public Offering, and  the Private Placement to purchase an aggregate of 13,825,000 of the Company’s shares of Class A common stock in the calculation of diluted net income (loss) because their exercise is contingent upon future events and the inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Accretion associated with the Class A common stock subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Amended Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

While we have processes to identify and appropriately apply applicable accounting requirements, we plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2021, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our final prospectus for our Initial Public Offering and other filings filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, except as disclosed below, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering and other filings filed with the SEC.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

On November 9, 2021, KludeIn I Acquisition Corp. (the “Company”) filed its Form 10-Q for the quarterly period ended September 30, 2021 (the “Q3 Form 10-Q”), which included a Note 2, Revision of Previously Issued Financial Statements (“Note 2”), that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 11, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. The Company’s management re-evaluated the conclusion and determined that the Class A common stock subject to redemption included certain provisions that require classification of the Class A common stock as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, management corrected the error by revising all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A common stock.

In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

After filing our original Q3 Form 10-Q, and upon re-evaluation and consultation with our management team, our audit committee concluded that it was appropriate to restate (instead of revise) our previously issued audited balance sheet as of January 11, 2021 and our financial statements included in the Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021. As part of such process, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments, including application of ASC 480-10-S99-3A to its accounting classification of public shares. As a result of this material weakness, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021. We have taken a number of measures to remediate such material weaknesses, however, if we are unable to remediate our material weaknesses in a timely manner or we identify additional material weaknesses, we may be unable to provide required financial information in a timely and reliable manner and we may incorrectly report financial information. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. The existence of material weaknesses in internal control over financial reporting could adversely affect our reputation or investor perceptions of us, which could have a negative effect on the trading price of our shares. We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. Even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

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

KLUDEIN I ACQUISITION CORP.

Date: December 8, 2021	By:	/s/ Narayan Ramachandran
	Name:	Narayan Ramachandran
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2021	By:	/s/ Mini Krishnamoorthy
	Name:	Mini Krishnamoorthy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)