Form 10-K
period 2021-12-31
KLUDEIN I ACQUISITION CORP
filed 2022-04-12
CIK 1826671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 001-39843

KludeIn I Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-3187857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1096 Keeler Avenue Berkeley, CA	94708
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 246-9907

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	INKAU	The Nasdaq Stock Market
Class A common stock included as part of the units	INKA	The Nasdaq Stock Market
Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share, subject to adjustment	INKAW	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A common stock on June 30, 2021, as reported on the Nasdaq Capital Market was $168,532,500.

As of April 8, 2022 there were 17,250,000 shares of Class A common stock, par value $0.0001 per share and 4,312,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance; and

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“anchor investor” is to certain funds advised by Polar Asset Management Partners Inc., which purchased 9.9% of the units sold in our initial public offering (without taking into account the exercise of the over-allotment option) and became a member of our sponsor upon the consummation of our initial public offering

●	“board of directors” or “board” are to the board of directors of the Company;

●	“BTIG” is to BTIG, LLC, the representative of the underwriters in our initial public offering;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“common stock” are to our Class A common stock and our Class B common stock, collectively;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants;

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of our Class B common stock held by our initial stockholders prior to our initial public offering, and the shares of our Class A common stock to be issued upon the conversion thereof;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” or “Business Combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “Initial Public Offering” are to the initial public offering that was consummated by the Company on January 11, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm.

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” or “Private Placement Warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering

●	“public shares” are to shares of our Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and members of our management team to the extent our initial stockholders and/or members of our management team purchase public shares; provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they were purchased in the initial public offering or thereafter in the open market), to the private placement warrants if held by third parties other than our sponsor (or permitted transferees), and to any private placement warrants issued upon conversion of working capital loans that are sold to third parties that are not initial purchasers of our private placement warrants or executive officers or directors (or permitted transferees);

●	“Registration Statement” are to the Form S-1 initially filed with the SEC on December 15, 2020, as amended;

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” or “Sponsor” are to KludeIn Prime LLC, a Delaware limited liability company, whose managing members are Narayan Ramachandran, our Chief Executive Officer, and Sriram Raghavan, our Co-President;

●	“trust account” or “Trust Account” are to the trust account in the United States at J.P. Morgan Chase Bank, N.A., with Continental acting as trustee into which an amount of $172,500,000 ($10.00 per unit) from the net proceeds of the sale of the units and private placement warrants in the initial public offering was placed following the closing of the initial public offering;

●	“units” or “Units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the private placement warrants to the extent they are no longer held by the initial purchaser of the private placement warrants or its permitted transferees; and

●	“we,” “us,” “Company” or “our company” are to KludeIn I Acquisition Corp.

PART I

Item 1.	Business.

KludeIn I Acquisition Corp. is a blank check company incorporated in Delaware on September 24, 2020 for the purpose of effecting an initial business combination. While we may pursue a business combination in any sector or geography, we focus our efforts on completing a business combination with a high-quality software or technology-enabled growth business serving consumers or enterprises in the United States with an enterprise value between $500 million and $1.5 billion.

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

Initial Public Offering

The Registration Statement for our initial public offering became effective on January 6, 2021. On January 11, 2021, we consummated our initial public offering of 17,250,000 units, including 2,250,000 units sold upon the exercise of the underwriters’ over-allotment option in full. Each unit consists of one share of Class A common stock of the Company, par value $0.0001 per share, and one-half redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $172,500,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,200,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $5,200,000.

A total of $172,500,000, comprised of $169,050,000 of the proceeds from the initial public offering and $3,450,000 of the proceeds of the sale of the private placement warrants was placed in the Trust Account.

Our units began trading on January 7, 2021 on The Nasdaq Stock Market under the symbol “INKAU.” On February 26, 2021, we announced that the holders of the Company’s units may elect to separately trade the shares of Class A common stock and warrants included in the units commencing on March 1, 2021. Any units not separated will continue to trade on Nasdaq under the symbol “INKAU.” Any underlying shares of Class A common stock and warrants that are separated trade on Nasdaq under the symbols “INKA” and “INKAW,” respectively.

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

Our business strategy is to leverage our management team’s extensive industry knowledge, strategic vision and operational capabilities to deliver attractive risk-adjusted returns by identifying and executing a business combination with one or more attractive targets. We focus on targets with the following attributes:

●	Size: We target entities whose enterprise value is between $500 million and $1.5 billion.

●	Geographic Location: We are focusing our search on companies primarily operating in the United States.

●	Industry: We are focusing our search on high-quality software or technology-enabled growth businesses serving Consumers or Enterprises in the United States.

●	Management Team: We seek companies that are backed by strong management teams. We want to have a supporting and catalyzing role to existing management and encourage the pursuit of value creation strategies.

●	Operational Maturity: We are pursuing prospective target companies that have sufficient financial and operational data enabling investment decisions to be made with a high degree of confidence. We seek target companies with a proven ability to scale and execute on a quarterly cadence and outperform peers.

●	Cash Flow: We seek prospective target companies that have the potential to generate strong operating cash flows. We analyze a target company’s financial statements, unit economics and management plan to understand the path to cash flow generation, and we do not make speculative bets where the path to cash flow generation is too risky.

●	Growth Potential and Execution Capacity: We seek prospective target companies that we believe will generate long term value from their growth potential and execution capability rather than valuation arbitrage or financial leverage.

●	Differentiation: We seek prospective target companies that demonstrate differentiation that can evolve into a sustainable competitive advantage. We believe this differentiation may exist through an exceptional value proposition, customer contracts, superior execution or product or brand advantage.

●	Benefit from Being Public: We seek prospective target companies that will benefit from, and adhere to the complexities of, being a public company.

●	Appropriate Valuation: We use rigorous valuation analyses as well as other data science approaches to ensure that our business combination is fairly priced with significant upside potential. We are disciplined in regard to preservation of capital and seek a margin of safety to manage risk.

●	Partners for Long Term Growth: We seek prospective target companies where we can remain partners on a long-term basis and add significant value to the business. We believe our business interests and financial interests ought to align with the target business and its management team.

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

If any of our executive officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Certain of our executive officers currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us. We believe, however, that the fiduciary duties or contractual obligations of our officers and directors will not materially affect our ability to complete our initial business combination, if such opportunities have arisen.

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

The net proceeds of our initial public offering and the sale of the private placement warrants released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. On January 21, 2022, we issued a working capital loan in the principal amount of up to $1,500,000 to our sponsor. Our amended and restated certificate of incorporation provides that, prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond July 11, 2022, 18 months from the closing of our initial public offering or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

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

Financial Position

With funds available for an initial business combination in the amount of $166,943,182 as of December 31, 2021, assuming no redemptions and after payment of up to $6,037,500 of deferred underwriting fees, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. On January 21, 2022, we issued a working capital loan in the principal amount of up to $1,500,000 to our sponsor. On January 31, 2022, the Company drew $350,000 on the Working Capital Loan. On April 1, 2022, the Company drew an additional $112,500 on the Working Capital Loan.

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

Sources of Target Businesses

Target business candidates are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses are also brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

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

The purpose of any such purchases of shares could be to vote such shares in favor of the initial business combination and thereby increase the likelihood of obtaining stockholder approval of the initial business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our shares of Class A common stock or warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2021, no interest had been drawn to pay tax obligations. The amount in the trust account, as of December 31, 2021, was $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

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

If we seek stockholder approval, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result, in addition to our initial stockholders’ founder shares, we would need only 6,468,751, or 37.5%, of the 17,250,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

If our initial business combination is not completed, we may continue to try to complete an initial business combination with a different target by July 11, 2022.

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

We expect to use the amounts held outside the trust account ($400,073 as of December 31, 2021) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination prior to July 11, 2022 although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.00 per share held in the trust account as of December 31, 2021, due to claims of such creditors. Pursuant to the letter agreement, our sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations, and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($400,073as of December 31, 2021, net of accrued offering costs) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by July 11, 2022 may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

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

We are required to evaluate our internal control procedures for the fiscal year ended December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited by our independent registered public accounting firm. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending after January 11, 2026, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check Company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	if the funds held outside of our trust account are insufficient to allow us to operate until at least July 11, 2022, our ability to fund our search for a target business or businesses or complete an initial business combination may be adversely affected

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management; and

●	risks and uncertainties related to the software and technology industries.

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after our initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●

our ability to identify a target and to consummate an initial business combination may be adversely affected by economic uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results; and

●	our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern,” since we will cease all operations except for the purpose of liquidating if we are unable to complete an initial business combination by July 11, 2022.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement, our quarterly report on Form 10-Q for the period ended March 31, 2021 filed with the SEC on May 24, 2021 and Amendment No. 1 to our quarterly report on Form 10-Q for the period ended September 30, 2021, filed with the SEC on December 8, 2021.

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

On April 8, 2021, there was 1 holder of record of our units, 1 holder of record of our shares of Class A common stock, 4 holders of record of our shares of Class B common stock and 2 holders of record of our warrants.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved].

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Restatement of Previously Issued Financial Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of March 31, 2021, June 30, 2021, and September 30, 2021 (the “Affected Periods”).

Subsequent to the filing of the Form 10-Q/A, Amendment No. 1 for the quarterly period ended September 30, 2021, management identified an error made in its historical Financial Statements where at the closing of the Initial Public Offering, we did not properly record the Founders Shares attributable to the Anchor Investor by our Sponsor. We concluded that the fair value of the Founder Shares should be recorded as an offering cost with corresponding credit to additional paid-in-capital, in accordance with Staff Accounting Bulletin Topic 5A and Topic 5T. As a result, the offering costs should be allocated to the separable financial instruments issued in the Initial Public Offering using the with-and-without method, compared to total proceeds received. This resulted in restatement to the Affected Periods.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 24, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and subsequent to the initial public offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income and unrealized gains on marketable securities held in a Trust Account, and gains or losses from the change in fair value of the warrant liabilities. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had a net loss of $406,026, which consists of the change in fair value of the warrant liabilities of $1,642,290, unrealized gain on marketable securities held in Trust Account of $2,211 and interest earned on marketable securities held in the Trust Account of $78,398, offset by formation and operational costs of $1,605,912 and transaction costs allocated to warrant liabilities of $523,013.

For the nine months ended September 30, 2021, we had a net loss of $434,039, which consists of formation and operational costs of $931,960 and transaction costs allocated to warrants of $523,013, partially offset by the change in fair value of the warrant liabilities of $961,676, unrealized gain on marketable securities held in Trust Account of $1,361, and interest earned on marketable securities held in the Trust Account of $57,897.

For the six months ended June 30, 2021, we had a net loss of $1,459,167, which consists of formation and operational costs of $645,127, change in fair value of the warrant liability of $328,500, transaction costs allocated to warrants of $523,013 and unrealized loss on marketable securities held in Trust Account of $2,373, offset by interest earned on marketable securities held in the Trust Account of $39,846.

For the three months ended March 31, 2021, we had net income of $1,388,100, which consists of changes in fair value of the warrant liability of $2,212,000 and interest earned on marketable securities held in the Trust Account of $33,277, partially offset by operating and formation costs of $333,548, transaction costs allocated to warrants of $523,013 and an unrealized loss on marketable securities held in Trust Account of $616.

For the period from September 24, 2020 (inception) through December 31, 2020, we had a net loss of $1,893, which consisted of formation and operational costs.

Factors That May Adversely Affect Our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Liquidity and Going Concern

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

Following the Initial Public Offering, the full exercise of the over-allotment option, and the sale of the private placement warrants, a total of $172,500,000 was placed in the Trust Account. We incurred $14,303,235 in transaction costs, including $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees, $4,411,238 of fair value of the Founder Shares attributable to the Anchor Investor and $404,497 of other offering costs.

For the year ended December 31, 2021, cash used in operating activities was $970,669. Net loss of $406,026 was affected by changes in fair value of the warrant liabilities of $1,642,290, interest earned on marketable securities held in the Trust Account of $78,398, transaction costs allocated to warrants of $523,013 and an unrealized gain on marketable securities held in Trust Account of $2,211. Changes in operating assets and liabilities provided $635,243 of cash for operating activities.

For the nine months ended September 30, 2021, cash used in operating activities was $897,443. Net loss of $434,039 was affected by changes in fair value of the warrant liabilities of $961,676, interest earned on marketable securities held in the Trust Account of $57,897, transaction costs allocated to warrants of $523,013 and an unrealized gain on marketable securities held in Trust Account of $1,361. Changes in operating assets and liabilities provided $34,517 of cash for operating activities.

For the six months ended June 30, 2021, cash used in operating activities was $858,964. Net loss of $1,459,167 was affected by changes in fair value of the warrant liability of $328,500, interest earned on marketable securities held in the Trust Account of $39,846, transaction costs allocated to warrants of $523,013 and an unrealized loss on marketable securities held in Trust Account of $2,373. Changes in operating assets and liabilities used $213,837 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $740,392. Net income of $1,388,100 was affected by changes in fair value of the warrant liability of $2,212,000, interest earned on marketable securities held in the Trust Account of $33,277, transaction costs incurred in connection with the Initial Public Offering of $523,013 and an unrealized loss on marketable securities held in Trust Account of $616. Changes in operating assets and liabilities used $406,844 of cash for operating activities.

For the period from September 24, 2020 (inception) through December 31, 2020, cash provided by operating activities was $1,000. Net loss of $1,893 was affected by formation cost paid by sponsor through promissory note of $761 and changes in operating assets and liabilities which provided $2,132 of cash for operating activities.

At December 31, 2021, we had cash and marketable securities held in the Trust Account of $172,580,609 (including approximately $80,000 of interest income, including unrealized gain) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through December 31, 2021, we had not withdrawn any interest earned from the Trust Account.

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

At December 31, 2021, we had cash of $400,073. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsors or an affiliate of our sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a business combination, we may repay the notes out of the proceeds of the Trust Account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On January 21, 2022, we issued a promissory in the principal amount of up to $1,500,000 to our sponsor and drew $462,500 under this arrangement. The note is non-interest bearing and payable upon the consummation of a business combination or may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. The warrants would be identical to the private placement warrants.

As indicated in the accompanying financial statements, at December 31, 2021, the Company had $400,073 in cash, and a working capital deficit of $156,693, which excludes $80,609 of interest earned on Trust which is available to pay Delaware franchise taxes payable.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the proceeds of $25,000 from the sale of founder shares, and loans from the sponsor of approximately $89,000. The loan was repaid in full on January 11, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds received from the consummation of the Initial Public Offering and the sale of private placement warrants.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until July 11, 2022, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 11, 2022. The Company’s sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. On January 21, 2022, we issued a working capital loan in the principal amount of up to $1,500,000 to our sponsor. On January 31, 2022, the Company drew $350,000 on the Working Capital Loan. On April 1, 2022, the Company drew an additional $112,500 on the Working Capital Loan.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. For the private placement warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Rss-Rubenstein methodology at the closing date of the Initial Public Offering and as of December 31, 2021. For the public warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Rss-Rubenstein methodology at the closing date of the Initial Public Offering and the level 1 quoted prices in an active market as of December 31, 2021.

Class A Common Stock Subject to Possible Redemption

We account for our common stock subject to possible conversion in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, all shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating loss per share of common stock. Re-measurement associated with the redeemable shares of Class A common stock is excluded from loss per common share as the redemption value approximates fair value. Net income or loss is allocated among the classes of ordinary shares based on weighted average shares outstanding.

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) initial public offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,825,000 shares of Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

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

This information appears following Item 15 of this Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Narayan Ramachandran	59	Chief Executive Officer and Chairman
Mini Krishnamoorthy	43	Chief Financial Officer and Director
Sriram Raghavan	49	Co-President
Dr. Ashish Gupta	55	Co-President
Krishnan Rajagopalan	61	Director
Madhavan Rangaswami	66	Director
Mark Bailey	62	Director

The experience of our directors, executive officers and special advisor is as follows:

Narayan Ramachandran, our Chairman and Chief Executive Officer since inception, is a successful investment professional with over three decades of investment experience. Between January 2016 and December 2019, Mr. Ramachandran served as a General Partner and Vice Chairman of L Catterton Asia, a leading consumer-focused private equity firm with more than $3 billion in assets under management. Prior to that, Mr. Ramachandran co-founded InKlude Labs, a social enterprise incubator, and KludeIn Ventures, a Palo Alto-based investment firm focused on strategic investments in high growth companies, and has served as the Chairman and General Partner of KludeIn Management LLC, since June 2015. He previously served as the head of Morgan Stanley in India from July 2006 to February 2010, and also led Morgan Stanley’s Global Emerging Markets and Global Asset Allocation portfolio management teams from March 2001 to July 2006, managing over $25 billion in assets. Mr. Ramachandran received a B.S with distinction in chemical engineering from IIT Bombay, and holds an MBA from the Ross School of Business, University of Michigan. Mr. Ramachandran is a Chartered Financial Analyst.

Mini Krishnamoorthy, our Chief Financial Officer and Director since inception, has served as the Chief Financial Officer and the Head of Data Analytics for ZeeMee Inc., a venture-funded education technology company based in Silicon Valley, since September 2016, where she leads a team of data scientists to provide key analytics to customers. She has effectively overseen key growth initiatives at ZeeMee Inc and now works with 75 universities in the United States who use ZeeMee’s services to effectively recruit undergraduate students globally. From 2015 to 2016, Ms. Krishnamoorthy served as a senior member of the Capital Markets team of Kabbage, Inc., a financial technology company providing small business loans. From 2013 to 2015, Ms. Krishnamoorthy served as Chief of Staff for Corporate Development and Treasury at HP Inc. and was part of the strategy and planning team during HP’s restructure. Previously, she worked at Deutsche Bank as part of Global Banking and Markets Chief Operating Office team in London and started her career at Commonwealth Bank of Australia in the Structured Finance team. Ms. Krishnamoorthy received her MBA from Macquarie Graduate School of Management in Sydney, Australia, and a Bachelor’s Degree in Actuarial Studies from Macquarie University in Sydney, Australia.

Dr. Ashish Gupta, our Co-President since inception, is a successful entrepreneur and investment professional with over 25 years of technology investment experience in the United States and in India. Since 2014, Dr. Gupta has been an independent business consultant through his consulting firm, GGT2 LLC. He co-founded Helion Advisors which advised over $600 million of investments in India based startups. He currently serves on the board of directors of Info Edge (NSE INDIA: NAUKRI) and Hindustan Unilever (NSE INDIA: HINDUNILVR) in India. Dr. Gupta has co-founded two successful companies, Junglee (acquired by Amazon) and Tavant Technologies, and previously worked as a Kauffman Fellow at Woodside Fund from 2003 to 2004 and as an Investment Partner at Woodside Fund from 2004 to 2005. Dr. Gupta worked was a senior member of the Technical Staff at Oracle Corporation from 1995 to 1996 and as a member of the Research Staff at IBM from 1994 to 1995. Dr. Gupta received a Ph.D. in Computer Science from Stanford University and a B.S. in Computer Science from IIT Kanpur, where he was awarded the President’s Gold medal.

Sriram Raghavan, our Co-President since inception, is a serial entrepreneur and investor in both the public and private markets. Mr. Raghavan co-founded KludeIn, an investment partnership, in 2015, and has served as a General Partner since then. From October 2018 to December 2019, he was a Partner with L Catterton Asia. Prior to that, Mr. Raghavan served on the Strategic Advisory Board of L Catterton, where he provided leadership in Consumer Technology Investing. Prior to that, Mr. Raghavan has founded, built and sold technology focused companies in the United States and India, including Comat Technologies, a social enterprise specializing in delivering of information based services to rural India, in 2011. He was also an early contributor to the design of the Aadhar system, India’s unique ID system covering over a billion residents. Mr. Raghavan received his B.S. in Electronics Engineering, and attended the Executive Program of Global Leadership and Public Policy for the 21st Century at the John F. Kennedy School of Government at Harvard University in 2010. Mr. Raghavan has also received several personal accolades in recognition of his work, including being honored with the Social Innovation Park Fellow Award in 2010 as a high achieving individual creating systemic social change and the Young Global Leader by the World Economic Forum for 2010.

Krishnan Rajagopalan, our director since January 2021, is President and Chief Executive Officer for Heidrick & Struggles (Nnasdaq: HSII) a global leadership advisory firm providing executive search, leadership assessment and development, organization and team effectiveness, and culture shaping services. He also serves on the Board of Directors of Heidrick & Struggles. He has been with Heidrick & Struggles for over 20 years. Prior to joining Heidrick & Struggles, Mr. Rajagopalan was a Vice President and Partner with A.T. Kearney Consulting. Mr. Rajagopalan earned a Master of Business Administration degree from The University of Chicago Booth School of Business, and holds Master of Science and Bachelor of Science degrees in engineering from Johns Hopkins University. He has been recognized as one of the “100 Most Influential Executive Recruiters in the World” by Business Week. He is also a recipient of the Distinguished Alumnus Award from Johns Hopkins University, a member of its G.W.C. Whiting School of Engineering National Advisory Council and a member of the US-China Business Council where he serves as Head of the Nominating Committee. We believe that Mr. Rajagopalan is qualified to serve on our board due to his extensive executive and management experience.

Madhavan “M.R.” Rangaswami, our director since January 2021, is co-founder and Managing Director of Sand Hill Group, one of the earliest angel investment firms in Silicon Valley that was founded in 1997. He also served as a director at BDNA Inc., an enterprise technology company from 2000 until its acquisition in 2017. Prior to that, he served as Chief Marketing Officer at Baan Company from 1995 to 1996 and VP of Applications Marketing from 1988 to 1992 at Oracle Corporation where he helped launch products and markets. Mr. Rangaswami holds a Bachelor’s degree in Commerce and a Bachelor’s degree in Law from University of Madras and an MBA from Kent State University. We believe that Mr. Rangaswami is qualified to serve on our board due to his extensive investment experience and industry knowledge in software companies.

Mark Bailey, our director since January 2021, is a founder & partner of DFJ Growth in Menlo Park, California and has served in that capacity since its inception in September 2005. Mr. Bailey has served on the boards of directors of a number of companies, including Cylance, Inc. and Immuta, Inc. He holds a B.S.E. in electrical engineering and computer science from Princeton University and an MBA from Harvard University. We believe that Mr. Bailey is qualified to serve on our board due to his extensive investment and M&A experience.

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

The term of office of the first class of directors, consisting of Messrs. Rajagopalan, Rangaswami and Bailey, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Mr. Ramachandran and Ms. Krishnamoorthy, will expire at the second annual meeting of stockholders.

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

Audit Committee

We have established an audit committee of the board of directors. Messrs. Rajagopalan, Rangaswami and Bailey serve as members of our audit committee, and Mr. Bailey chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Messrs. Rajagopalan, Rangaswami and Bailey meets the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

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

Item 11.	Executive Compensation.

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

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of April 8, 2022 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 21,562,500 shares of our common stock, consisting of (i) 17,250,000 shares of our Class A common stock and (ii) 4,312,500 shares of our Class B common stock, issued and outstanding as of April 8, 2022. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock		Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Shares of Common Stock
KludeIn Prime LLC (3)	-	-	4,237,500	98.3%	19.7%
Narayan Ramachandran (3)	-	-	4,237,500	98.3%	19.7%
Mini Krishnamoorthy	-	-	-	-	-
Sriram Raghavan (3)	-	-	4,237,500	98.3%	19.7%
Dr. Ashish Gupta	-	-	-	-	-
Krishnan Rajagopalan	-	-	25,000	*	*
Madhavan Rangaswami	-	-	25,000	*	*
Mark Bailey	-	-	25,000	*	*
All executive officers and directors as a group (seven individuals)	-	-	4,312,500	100.0%	20.0%
Other 5% Owners:
Polar Multi-Strategy Fund (4)	1,500,000	8.7%	-	-	7.0%
Fir Tree Capital Management LP (5)	1,033,711	6.0%	-	-	4.8%
Empyrean Capital Overseas Master Fund, Ltd. (6)	900,000	5.2%	-	-	4.2%

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o KludeIn I Acquisition Corp., 1096 Keeler Avenue, Berkeley, CA 94708.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)	Our sponsor is the record holder of such shares. Each of Messrs. Ramachandran and Raghaven is a managing member of our sponsor, and as such, each has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each of our officers and directors holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	According to Schedule 13G filed with the SEC on February 9, 2021, shares are owned by Polar Multi-Strategy Master Fund (“Polar MSMF”). Polar Asset Management Partners Inc. (“PAMPI”) serves as investment advisor of Polar MSMF. As such, PAMPI may be deemed the beneficial owner of the shares held by Polar MSMF. In addition, Polar MSMF holds an interest in our sponsor. PAMPI disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly. The business address of Polar MSMF is c/o Polar Asset Management Partners Inc., 401 Bay Street, Suite 1900, Toronto, Ontario M5H 2Y4.

(5)	According to Schedule 13G filed with the SEC on February 14, 2022. The address of the principal business office of Fir Tree Capital Management LP is 55 West 46th Street, 29th Floor New York, NY 10036.

(6)	According to Schedule 13G filed with the SEC on January 25, 2021, shares are owned by Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”). Empyrean Capital Partners, LP serves as investment manager of ECOMF. Amos Meron serves as the managing member of Empyrean Capital, LLC, the general partner of ECP. Each of ECOMF, ECP and Mr. Meron has shared voting and dispositive power over these shares. The business address of ECOMF, ECP and Mr. Meron is c/o Empyrean Capital Partners, LP, 10250 Constellation Boulevard, Suite 2950, Los Angeles, CA 90067.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In September 2020, our sponsor purchased 4,312,500 founder shares. In January 2021, our sponsor transferred 25,000 founder shares to each of our independent directors. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our initial public offering. The founder shares (including the Class A common stock issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Our anchor investor purchased units in our initial public offering at a level of 9.9% of the units subject to our initial public offering. In addition, our sponsor has entered into a letter agreement with the anchor investor pursuant to which the anchor investor agreed to purchase membership interests in our sponsor, for the same consideration paid by the other members of the sponsor on a pro rata basis, entitling such investor to an indirect ownership interest in an aggregate of 635,625 founder shares and 780,000 placement warrants held by our sponsor, provided that the underwriters’ over-allotment option is exercised in full (which we refer to as the “anchor founder shares” and the “anchor placement warrants”, respectively). The anchor founder shares and the anchor placement warrants will be treated the same in all material respects as the founder shares held and the placement warrants to be held by our sponsor.

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

The Company entered into an agreement commencing on September 1, 2021 to pay an affiliate of the Sponsor a sum of $7,500 per month, for consulting services for due diligence related to the business combination. For the year ended December 31 2021, the Company incurred $30,000, all of which is included in accrued expenses in the accompanying balance sheet as of December 31, 2021.

Prior to the closing of our initial public offering, our sponsor agreed to loan us up to an aggregate of $300,000 to be used for a portion of the expenses of our initial public offering. As of December 31, 2021, all repayment had been made. Borrowings are no longer available under such promissory note.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. On January 21, 2022, we issued a promissory note in the in the principal amount of up to $1,500,000 to our sponsor and drew $462,500 under this arrangement. The note was issued in connection with advances the sponsor has made, and may make in the future, to us for working capital expenses. If we complete an initial business combination, we would repay the note out of the proceeds of the trust account released to us. Otherwise, the note would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the note but no proceeds from the trust account would be used to repay the note. At the election of our sponsor, all or a portion of the unpaid principal amount of the note may be converted into warrants at a price of $1.00 per warrant (the “conversion warrants”). The conversion warrants are identical to the private placement warrants, including as to exercise price, exercisability and exercise period. The conversion warrants and their underlying securities are entitled to the registration rights set forth in the note.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, reviews of out unaudited interim financial statements, and other required filings with the SEC for the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020 totaled $107,665 and $15,450, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum for other services for the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020.

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

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

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

Item 16.	Form 10-K Summary.

Not applicable.

KLUDEIN I ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

KludeIn I Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of KludeIn I Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ (deficit) equity and cash flows for the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company has until July 11, 2022 to complete a business combination or the Company will cease all operations except for the purpose of liquidating. Further, the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

Hartford, CT

April 11, 2022

KLUDEIN I ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020

ASSETS
Current assets
Cash	$400,073	$1,000
Total Current Assets	400,073	1,000

Deferred offering costs	—	177,644
Cash and marketable securities held in Trust Account	172,580,609	—
TOTAL ASSETS	$172,980,682	$178,644

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities
Accounts payable and accrued expenses	$637,375	$1,132
Accrued offering costs	—	69,500
Due to Sponsor	—	1,000
Promissory note – related party	—	83,905
Total Current Liabilities	637,375	155,537

Warrant liabilities	8,311,710	—
Deferred underwriting fee payable	6,037,500	—
Total Liabilities	14,986,585	155,537

Commitments and contingencies

Class A common stock subject to possible redemption; 17,250,000 and no shares at redemption value of $10 as of December 31, 2021 and 2020, respectively	172,500,000	—

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 and no shares subject to possible redemption at December 31, 2021 and 2020, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of December 31, 2021 and 2020	431	431
Additional paid-in capital	—	24,569
Accumulated deficit	(14,506,334)	(1,893)
Total Stockholders’ (Deficit) Equity	(14,505,903)	23,107
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$172,980,682	$178,644

The accompanying notes are an integral part of the financial statements.

KLUDEIN I ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	Year Ended December 31,	For the Period from September 24, 2020 (Inception) through December 31,
	2021	2020

Formation and operational costs	$1,605,912	$1,893
Loss from operations	(1,605,912)	(1,893)

Other income (expense):
Transaction costs allocated to warrants	(523,013)	—
Change in fair value of warrant liabilities	1,642,290	—
Interest earned on marketable securities held in Trust Account	78,398	—
Unrealized gain on marketable securities held in Trust Account	2,211	—
Total other income, net	1,199,886	—

Net loss	$(406,026)	$(1,893)

Basic and diluted weighted average shares outstanding, Class A common stock	16,776,099	—
Basic and diluted net loss per share, Class A common stock	$(0.02)	$—

Basic and diluted weighted average shares outstanding, Class B common stock	4,297,047	3,750,000
Basic and diluted net loss per share, Class B common stock	$(0.02)	$(0.00)

The accompanying notes are an integral part of the financial statements.

 KLUDEIN I ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2021 AND FOR THE PERIOD FROM SEPTEMBER 24, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance – September 24, 2020 (inception)	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	4,312,500	431	24,569	—	25,000

Net loss	—	—	—	(1,893)	(1,893)

Balance – December 31, 2020	4,312,500	431	24,569	(1,893)	23,107

Cash paid in excess of fair value for Private Placement Warrants	—	—	1,456,000	—	1,456,000

Fair value of Founders Shares attributable to Anchor Investor	—	—	4,411,238	—	4,411,238

Re-measurement of Class A common stock to redemption amount	—	—	(5,891,807)	(14,098,415)	(19,990,222)

Net loss	—	—	—	(406,026)	(406,026)

Balance – December 31, 2021	4,312,500	$431	$—	$(14,506,334)	$(14,505,903)

The accompanying notes are an integral part of the financial statements.

KLUDEIN I ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2021	For The Period From September 24, 2020 (Inception) Through December 31, 2020

Cash Flows from Operating Activities:
Net loss	$(406,026)	$(1,893)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Formation cost paid by Sponsor through promissory note	—	761
Interest earned on marketable securities held in Trust Account	(78,398)	—
Unrealized gain on marketable securities held in Trust Account	(2,211)	—
Change in fair value of warrant liabilities	(1,642,290)	—
Transaction costs allocated to warrants	523,013	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	636,243	1,132
Due to Sponsor	(1,000)	1,000
Net cash (used in) provided by operating activities	(970,669)	1,000

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(172,500,000)	—
Net cash used in investing activities	(172,500,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	169,049,999	—
Proceeds from sale of Private Placement Warrants	5,200,000	—
Proceeds from promissory note – related party	5,000	—
Repayment of promissory note – related party	(88,905)	—
Payment of offering costs	(296,352)	—
Net cash provided by financing activities	173,869,742	—

Net Change in Cash	399,073	1,000
Cash – Beginning of period	1,000	—
Cash – End of period	$400,073	$1,000

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$69,500
Offering costs paid by Sponsor in exchange for issuance of founder shares	$—	$25,000
Deferred offering costs paid through promissory note	$—	$83,144
Fair value of Founder Shares attributable to Anchor Investor	$4,411,238	$—
Remeasurement of Class A common stock subject to possible redemption	$19,990,222	$—

The accompanying notes are an integral part of the financial statements.

KLUDEIN I ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the marketable securities held in the Trust Account (as defined below), and gains or losses from the change in fair value of the warrant liabilities.

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

We incurred $14,303,235 in transaction costs, including $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees, $4,411,238 of fair value of the Founder Shares attributable to the Anchor Investor and $404,497 of other offering costs. Transaction costs allocated to the warrants were $523,013 and were expensed in the accompanying statement of operations for the year ended December 31, 2021.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing a definitive agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem the Public Shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against the proposed Business Combination.

Notwithstanding the above, if the Company seeks stockholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 15% or more of the Public Shares, without the prior consent of the Company.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

The Sponsor has agreed to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor acquires Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Liquidity and Going Concern

As of December 31, 2021, the Company had $400,073 in its operating bank accounts, $172,580,609 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $156,693, which excludes interest earned in the Trust Account as such amount can be used to pay franchise and income taxes payable. As of December 31, 2021, approximately $80,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company has used and will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination.

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsors or an affiliate of our Sponsors or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the notes out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On January 21, 2022, the Company issued a Working Capital Loan in the principal amount of up to $1,500,000 to the Sponsor. On January 31, 2022, the Company drew $350,000 on the Working Capital Loan. On April 1, 2022, the Company drew an additional $112,500 on the Working Capital Loan. The Working Capital Loan is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants (Note 10).

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until July 11, 2022, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 11, 2022.

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the Company’s audited financial statements as of December 31, 2021, the Company discovered an uncorrected error, and concluded it should restate its previously issued financial statements to properly record the Founders Shares attributable to the Anchor Investor, as defined in Note 6.

In connection with the closing of the Initial Public Offering, the Anchor Investor acquired from the Sponsor an indirect economic interest in an aggregate of 635,625 Founder Shares at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to distribute such Founder Shares to the Anchor Investor after the completion of a Business Combination. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investor to be $4,411,238, or $6.94 per share. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and Topic 5T. As a result, the offering costs should be allocated to the separable financial instruments issued in the Initial Public Offering using the with-and-without method, compared to total proceeds received. Offering costs related to the Founder Shares amounted to a contribution to additional paid-in capital of $4,411,238, of which $158,805 should be expensed to the statements of operations and included in transaction costs attributable to warrant liabilities and the remaining $4,252,433 should be recorded as an additional offering cost as a reduction of temporary equity, and re-measured to accumulated deficit upon recording temporary equity at redemption value.

Therefore, in accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company re-evaluated the changes and has determined that the related impact was material to certain of its previously issued financial statements. Therefore, the Company, in consultation with its Audit Committee, concluded that these previously issued financial statements should be restated. As such, the Company is reporting these restatements to those previously issued financial statements in this Annual Report.

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The impact of the restatements noted above on the Company’s previously issued financial statements is reflected as follows:

	As Previously Reported in Form 10-Q/A for the Quarter ended September 30, 2021	Adjustment	As Restated
Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Transaction costs allocated to warrants	$(364,208)	$(158,805)	$(523,013)
Net income	$1,546,905	$(158,805)	$1,388,100
Basic and diluted net income per share, Class A common stock	$0.08	$(0.01)	$0.07
Basic and diluted net income per share, Class B common Stock	$0.08	$(0.01)	$0.07

Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Transaction costs allocated to warrants	$(364,208)	$(158,805)	$(523,013)
Net loss	$(1,300,362)	$(158,805)	$(1,459,167)
Basic and diluted net loss per share, Class A common stock	$(0.06)	$(0.01)	$(0.07)
Basic and diluted net loss per share, Class B common Stock	$(0.06)	$(0.01)	$(0.07)

Condensed Statement of Operations for the Nine Months Ended September 30, 2021 (unaudited)
Transaction costs allocated to warrants	$(364,208)	$(158,805)	$(523,013)
Net loss	$(275,234)	$(158,805)	$(434,039)
Basic and diluted net loss per share, Class A common stock	$(0.01)	$(0.01)	$(0.02)
Basic and diluted net loss per share, Class B common Stock	$(0.01)	$(0.01)	$(0.02)

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Net income	$1,546,905	$(158,805)	$1,388,100
Transaction costs allocated to warrants	$364,208	$158,805	$523,013
Fair value of Founder Shares attributable to Anchor Investor	$—	$4,411,238	$4,411,238

Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Net loss	$(1,300,362)	$(158,805)	$(1,459,167)
Transaction costs allocated to warrants	$364,208	$158,805	$523,013
Fair value of Founder Shares attributable to Anchor Investor	$—	$4,411,238	$4,411,238

Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 (unaudited)
Net loss	$(275,234)	$(158,805)	$(434,039)
Transaction costs allocated to warrants	$364,208	$158,805	$523,013
Fair value of Founder Shares attributable to Anchor Investor	$—	$4,411,237	$4,411,238

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2021 (unaudited)
Fair value of Founder Shares attributable to Anchor Investor	$—	$4,411,238	$4,411,238
Re-measurement of Class A Common Stock to redemption amount	$(15,737,789)	$(4,252,433)	$(19,990,222)
Net Income	$1,546,905	$(158,805)	$1,388,100

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2021 (unaudited)
Fair value of Founder Shares attributable to Anchor Investor	$—	$4,411,238	$4,411,238
Re-measurement of Class A Common Stock to redemption amount	$(15,737,789)	$(4,252,433)	$(19,990,222)
Net loss	$(1,300,362)	$(158,805)	$(1,459,167)

Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2021 (unaudited)
Fair value of Founder Shares attributable to Anchor Investor	$—	$4,411,238	$4,411,238
Re-measurement of Class A Common Stock to redemption amount	$(15,737,789)	$(4,252,433)	$(19,990,222)
Net loss	$(275,234)	$(158,805)	$(434,039)

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Marketable Securities Held in Trust Account

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with Accounting Standard Codification (“ASC”) Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2021, substantially all of the assets held in the Trust Account were invested primarily in U.S. Treasury securities, which were presented at amortized cost on the balance sheet. At December 31, 2020, there were no assets held in the Trust Account.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement from initial carrying value to redemption amount, which approximates fair value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A Common Stock.

At December 31, 2021, the shares of Class A common stock reflected in the balance sheet as temporary equity were reconciled in the following table:

Gross proceeds for the Initial Public Offering	$172,500,000
Less:
Proceeds allocated to the fair value of Public Warrants	(6,210,000)
Class A common stock issuance costs	(9,527,789)
Fair value of Founder Shares attributable to Anchor Investor allocated to redeemable Class A common stock	(4,252,433)
Plus:
Re-measurement of carrying value to redemption value	19,990,222

Class A common stock subject to possible redemption	$172,500,000

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. For the Private Placement Warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at the closing date of Initial Public Offering and as of December 31, 2021 (see Note 11). For the public warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at the closing date of Initial Public Offering and the level 1 quoted prices in an active market as of December 31, 2021 (see Note 11).

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Allocation of issuance costs

The Company accounts for the allocation of its issuance costs to its warrants using the guidance in ASC Topic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20), applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $14,303,235—consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting commissions, $4,411,238 of fair value of the Founder Shares attributable to the Anchor Investor, and $404,497 of other offering costs—to the issuance of its Class A common stock and warrants in the amount of $13,780,222 and $523,013, respectively. Issuance costs attributed to the warrants were expensed to the statement of operations for the year ended December 31, 2021. Issuance costs attributed to the Class A common stock were initially charged to temporary equity and then re-measured to Class A common stock subject to redemption upon completion of the Initial Public Offering.

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net loss per share of common stock is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating loss per share of common stock. Re-measurement associated with the redeemable shares of Class A common stock is excluded from loss per common share as the redemption value approximates fair value. Net income or loss is allocated among the classes of ordinary shares based on weighted average shares outstanding.

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,825,000 shares of Class A common stock in the aggregate. As of December 31, 2021 and 2020, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Class B Founder Shares subject to forfeiture (see Note 6) are not included in weighted average shares outstanding until the forfeiture restrictions lapse.

The following table reflects the calculation of basic and diluted net loss per common share (in dollars, except per share amounts):

	Year Ended December 31, 2021		For the Period from September 24, 2020 (Inception) Through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per common share
Numerator:
Allocation of net loss	$(323,233)	$(82,793)	$—	$(1,893)
Denominator:
Basic and diluted weighted average shares outstanding	16,776,099	4,297,047	—	3,750,000

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$—	$(0.00)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature, except for warrants (see Note 11).

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company early adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 10).

NOTE 5 — PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,200,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($5,200,000 in the aggregate), in a private placement. Certain qualified institutional buyers or institutional accredited investors (“Anchor Investor”) purchased an aggregate of 780,000 Private Placement Warrants from the Sponsor at a price of $1.00 per Private Placement Warrant ($780,000 in the aggregate). As a result, the Sponsor and Anchor Investor held 4,400,000 and 780,000 Private Placement Warrants, respectively. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless.

NOTE 6 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 24, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 4,312,500 shares of Class B common stock (the “Founder Shares”). On January 6, 2021, the Sponsor transferred an aggregate of 75,000 to the Company’s director nominees. These 75,000 Founder Shares were not subject to forfeiture in the event the underwriter’s over-allotment option was not exercised. The Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor will collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor does not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares were forfeited, and none are currently subject to forfeiture.

The Sponsor and its director nominees have agreed, subject to certain limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

In connection with the closing of the Initial Public Offering, the Anchor Investor, as defined in Note 5, acquired from the Sponsor an indirect economic interest in an aggregate of 635,625 Founder Shares at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to distribute such Founder Shares to the Anchor Investor after the completion of a Business Combination. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investor to be $4,411,238, or $6.94 per share. The fair value of the Founder Shares was estimated using the income approach. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and Topic 5T. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering using the with-and-without method, compared to total proceeds received. Offering costs related to the Founder Shares amounted to a contribution to additional paid-in capital $4,411,238, of which $158,805 were expensed to the statements of operations and included in transaction costs attributable to warrant liabilities and the remaining $4,252,433 recorded as an additional offering cost as a reduction of temporary equity, and re-measured to accumulated deficit upon recording temporary equity at redemption value.

The transfer of the Founders Shares to the Company’s director nominees, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares and common stock purchase warrants is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

Promissory Note — Related Party

On September 24, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). The Note was non-interest bearing and was payable on the earlier of June 30, 2021 or the completion of the Initial Public Offering. The outstanding balance under the Note of $88,905, which was $83,905 as of December 31, 2020 was repaid at the closing of the Initial Public Offering on January 11, 2021. Borrowings are no longer available under the Note.

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, had not been determined and no written agreements existed with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. On January 21, 2022, the Company issued a Working Capital Loan in the principal amount of up to $1,500,000 to the Sponsor. The Working Capital Loan is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. On January 31, 2022, $350,000 was drawn on the Working Capital Loan. On April 1, 2022, the Company drew an additional $112,500 on the Working Capital Loan.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Contingent Legal Fees

As of December 31, 2021, the Company has incurred legal fees of $118,550, payment for which are contingent upon the consummation of the Business Combination, of which such amount is included in accrued expenses in the accompanying balance sheet. There were no contingent fees incurred in 2020, nor was there an accrual outstanding as of December 31, 2020.

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 8 — STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 17,250,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and presented as temporary equity. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001. Holders of the Company’s Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

NOTE 9 — INCOME TAX

The income tax provision consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Current	$—	$—
Deferred	(320,314)	(398)

State and Local
Current	$—	$—
Deferred	—	—

Change in valuation allowance	320,314	398
Income tax provision	$—	$—

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

As of December 31, 2021 and 2020, the Company had $140,812 and $1,132 of U.S. federal net operating loss carryovers available to offset future taxable income. Federal net operating loss can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from September 24, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $320,314 and $398, respectively.

The Company’s net deferred tax assets (liabilities) are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets (liabilities)
Net operating loss carryforward	$29,571	$238
Startup and organizational costs	295,262	160
Unrealized gain on marketable securities	(4,121)	—
Total deferred tax assets	320,712	398
Valuation allowance	(320,712)	(398)
Deferred tax assets, net of valuation allowance	$—	$—

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31, 2021	December 31, 2020

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	84.9%	0.0%
Transaction costs allocable to warrants	(27.1)%	0.0%
Change in valuation allowance	(78.9)%	(21.0)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities. The Company considers California to be a significant state tax jurisdiction.

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 10 — WARRANT LIABILITIES

As of December 31, 2021, there were 8,625,000 Public Warrants outstanding. As of December 31, 2020, there were no Public Warrants outstanding. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

At December 31, 2021, there were 5,200,000 Private Placement Warrants outstanding. As of December 31, 2020, there were no Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

NOTE 11 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$172,580,609

Liabilities:
Warrant Liabilities – Public Warrants	1	5,180,136
Warrant Liabilities – Private Placement Warrants	3	3,131,574

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

As of December 31, 2021, the Private Placement Warrants were valued using a binomial lattice model which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of the closing date of the Initial Public Offering was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. As of December 31, 2021, the Public Warrants were valued using the level 1 quoted prices in an active market.

KLUDEIN I ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

The following table provides quantitative information regarding Level 3 fair value measurements for both public and private placement warrants at January 11, 2021 and for private placement warrants only at December 31, 2021:

	At January 11, 2021 (Initial Measurement)	As of December 31, 2021
Stock price	$9.64	$9.84
Strike price	$11.50	$11.50
Volatility	14.1%	12.2%
Risk-free rate	0.56%	1.17%
Probability of Business Combination occurring	75%	75%
Dividend yield	0.0%	0.0%
Fair value of warrants	$0.72	$0.60

The following contains additional information regarding the inputs used in the pricing models:

●	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

●	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

●	Volatility – the Company estimated the volatility of its common stock warrants based on implied volatility and actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants.

●	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 11, 2021	3,744,000	6,210,000	9,954,000
Change in fair value	(612,426)	(1,380,000)	(1,992,426)
Transfer to Level 1	—	(4,830,000)	(4,830,000)
Fair value as of December 31, 2021	3,131,574	—	3,131,574

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. Due to the use of quoted prices in an active market (Level 1) to measure the fair values of the Public Warrants subsequent to initial measurement, the Company had transfers out of Level 3 totaling approximately $4.8 million during the year ended December 31, 2021.

NOTE 12 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

As discussed in Note 6, on January 21, 2022, the Company issued a Working Capital Loan in the principal amount of up to $1,500,000 to the Sponsor. On January 31, 2022, the Company drew $350,000 on the Working Capital Loan. On April 1, 2022, the Company drew an additional $112,500 on the Working Capital Loan.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement. (3)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	By Laws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated January 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities.(4)
10.1	Letter Agreement, dated January 6, 2021, by and among the Company, its officers and directors and the Sponsor. (3)
10.2	Promissory Note, dated as of September 24, 2020, issued to KludeIn Prime LLC. (1)
10.3	Investment Management Trust Agreement, dated January 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated January 6, 2021, by and among the Company and certain security holders. (3)
10.5	Securities Subscription Agreement, dated September 24, 2020, between the Company and KludeIn Prime LLC. (1)
10.6	Private Placement Warrants Purchase Agreement, dated January 6, 2021, by and between the Company and the Sponsor. (3)
10.7	Form of Indemnity Agreement. (2)
10.8	Promissory Note of the Company, dated as of January 21, 2022, issued to KludeIn Prime LLC. (5)
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

(1)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on December 15, 2020.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on December 28, 2020.
(3)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 12, 2021.
(4)	Incorporated by reference to the Company’s Form 10-K, filed with the SEC on March 26, 2021.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on January 24, 2022.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

April 11, 2022	KludeIn I Acquisition Corp.

	By:	/s/ Narayan Ramachandran
	Name:	Narayan Ramachandran
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Narayan Ramachandran	Chief Executive Officer and Chairman	April 11, 2022
Narayan Ramachandran	(Principal Executive Officer)

/s/ Mini Krishnamoorthy	Chief Financial Officer and Director	April 11, 2022
Mini Krishnamoorthy	(Principal Financial and Accounting Officer)

/s/ Krishnan Rajagopalan	Director	April 11, 2022
Krishnan Rajagopalan

/s/ Madhavan Rangaswami	Director	April 11, 2022
Madhavan Rangaswami

/s/ Mark Bailey	Director	April 11, 2022
Mark Bailey