Form 10-Q
period 2022-03-31
KLUDEIN I ACQUISITION CORP
filed 2022-05-16
CIK 1826671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 16, 2022, there were 17,250,000 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

KLUDEIN I ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)	(audited)
ASSETS
Current assets
Cash	$43,339	$400,073
Prepaid expenses	202,919	—
Total current assets	246,258	400,073

Cash and marketable securities held in Trust Account	172,620,428	172,580,609
TOTAL ASSETS	$172,866,686	$172,980,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$774,400	$637,375
Total current liabilities	774,400	637,375

Convertible promissory note – related party (at fair value)	259,500	—
Warrant liabilities	1,935,500	8,311,710
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	9,006,900	14,986,585

Commitments and contingencies

Class A common stock subject to possible redemption; 17,250,000 shares at redemption value of $10 as of March 31, 2022 and December 31, 2021	172,500,000	172,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 shares subject to possible redemption at March 31, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of March 31, 2022 and December 31, 2021	431	431
Accumulated deficit	(8,640,645)	(14,506,334)
Total Stockholders’ Deficit	(8,640,214)	(14,505,903)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$172,866,686	$172,980,682

The accompanying notes are an integral part of the unaudited condensed financial statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2022	2021

Formation and operational costs	$640,840	$333,548
Loss from operations	(640,840)	(333,548)

Other income (expense):
Transaction costs allocated to warrants	—	(523,013)
Change in fair value of warrant liabilities	6,376,210	2,212,000
Change in fair value of convertible promissory note – related party	5,400	—
Interest earned on marketable securities held in Trust Account	41,450	33,277
Unrealized loss on marketable securities held in Trust Account	(1,631)	(616)
Total other income, net	6,421,429	1,721,648

Net income	$5,780,589	$1,388,100

Basic weighted average shares outstanding, Class A common stock	17,250,000	15,141,667
Basic net income per share, Class A common stock	$0.27	$0.07

Basic weighted average shares outstanding, Class B common stock	4,312,500	4,243,750
Basic net income per share, Class B common stock	$0.27	$0.07

Diluted weighted average shares outstanding, Class A common stock	17,250,000	15,141,667
Diluted net income per share, Class A common stock	$0.27	$0.07

Diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500
Diluted net income per share, Class B common stock	$0.27	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,312,500	$431	$—	$(14,506,334)	$(14,505,903)

Proceeds in excess of fair value of convertible note on issuance date	—	—	—	85,100	85,100

Net income	—	—	—	5,780,589	5,780,589

Balance – March 31, 2022	4,312,500	$431	$—	$(8,640,645)	$(8,640,214)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	4,312,500	$431	$24,569	$(1,893)	$23,107

Cash paid in excess of fair value for Private Placement Warrants	—	—	1,456,000	—	1,456,000

Fair value of Founders Shares attributable to Anchor Investor	—	—	4,411,238	—	4,411,238

Re-measurement of Class A common stock to redemption amount	—	—	(5,891,807)	(14,098,415)	(19,990,222)

Net income	—	—	—	1,388,100	1,388,100

Balance – March 31, 2021	4,312,500	$431	$—	$(12,712,208)	$(12,711,777)

The accompanying notes are an integral part of the unaudited condensed financial statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021

Cash Flows from Operating Activities:
Net income	$5,780,589	$1,388,100
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(41,450)	(33,277)
Unrealized loss on marketable securities held in Trust Account	1,631	616
Change in fair value of warrant liabilities	(6,376,210)	(2,212,000)
Change in fair value of convertible promissory note – related party	(5,400)	—
Transaction costs allocated to warrants	—	523,013
Changes in operating assets and liabilities:
Prepaid expenses	(202,919)	(542,534)
Accounts payable and accrued expenses	137,025	136,690
Due to Sponsor	—	(1,000)
Net cash used in operating activities	(706,734)	(740,392)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,049,999
Proceeds from sale of Private Placement Warrants	—	5,200,000
Proceeds from promissory note – related party	—	5,000
Proceeds from convertible promissory note – related party	350,000	—
Repayment of promissory note – related party	—	(88,905)
Payment of offering costs	—	(271,352)
Net cash provided by financing activities	350,000	173,894,742

Net Change in Cash	(356,734)	654,350
Cash – Beginning of period	400,073	1,000
Cash – End of period	$43,339	$655,350

Non-Cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$214,852
Fair value of Founder Shares attributable to Anchor Investor	$—	$4,411,238
Proceeds in excess of fair value of convertible note on issuance date	$85,100	$—
Deferred underwriting fee payable	$—	$6,037,500
Remeasurement of Class A common stock subject to possible redemption	$—	$19,990,222

The accompanying notes are an integral part of the unaudited condensed financial statements.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the marketable securities held in the Trust Account (as defined below), and gains or losses from the change in fair value of the warrant liabilities and convertible promissory note.

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

The Company incurred $14,303,235 in transaction costs, including $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees, $4,411,238 of fair value of the Founder Shares (defined below) attributable to the Anchor Investor (defined below) and $404,497 of other offering costs. Transaction costs allocated to the warrants were $523,013 and were expensed in the accompanying condensed statement of operations for the period ended March 31, 2021.

Following the closing of the Initial Public Offering on January 11, 2021, an amount of $172,500,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”), invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s stockholders, as described below.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

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

KLUDEIN I ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Liquidity and Going Concern

As of March 31, 2022, the Company had $43,339 in its operating bank accounts, $172,620,428 in and cash securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $478,142, which excludes $50,000 of interest earned on Trust which is available to pay Delaware franchise taxes payable. As of March 31, 2022, approximately $120,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations and up to $100,000 of dissolution expenses.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, it may repay the notes out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On January 21, 2022, the Company issued a promissory note with respect to the Working Capital Loans in the principal amount of up to $1,500,000 to the Sponsor. On January 31, 2022, the Company drew $350,000 on the Working Capital Loan. On April 1, 2022, the Company drew an additional $112,500 on the Working Capital Loan. The Working Capital Loan is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants (see Note 8).

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until July 11, 2022, to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these condensed financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 11, 2022.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

KLUDEIN I ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 12, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements included in that annual report. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were primarily invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

KLUDEIN I ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement from initial carrying value to redemption amount, which approximates fair value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock during the three months ended March 31, 2021. There were no changes in the carrying value of redeemable Class A common stock during the three months ended March 31, 2022.

At March 31, 2022 and December 31, 2021, the shares of Class A common stock reflected in the condensed balance sheet as temporary equity were reconciled in the following table:

Gross proceeds for the Initial Public Offering	$172,500,000
Less:
Proceeds allocated to the initial fair value of Public Warrants	(6,210,000)
Class A common stock issuance costs	(9,527,789)
Fair value of Founder Shares attributable to Anchor Investor allocated to redeemable Class A common stock, net of allocated transaction costs	(4,252,433)
Plus:
Re-measurement of carrying value to redemption value	19,990,222

Class A common stock subject to possible redemption	$172,500,000

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed statements of operations. For the Private Placement Warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology since the closing date of Initial Public Offering and as of March 31, 2022 (see Note 9). For the public warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at the closing date of Initial Public Offering and the level 1 quoted prices in an active market since the public warrants starting trading separately on March 1, 2021 and as of March 31, 2022 (see Note 9).

Convertible Instruments

The Company evaluated the accounting for its promissory notes that feature conversion options in accordance with ASC 815, Derivatives and Hedging Activities (“ASC 815”). ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. However, the Company has elected to account for its promissory notes at fair value, as described in Note 9.

KLUDEIN I ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Allocation of issuance costs

The Company accounts for the allocation of its issuance costs to its warrants using the guidance in ASC Topic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20), applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $14,303,235—consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting commissions, $4,411,238 of fair value of the Founder Shares attributable to the Anchor Investor, and $404,497 of other offering costs—to the issuance of its Class A common stock and warrants in the amount of $13,780,222 and $523,013, respectively. Issuance costs attributed to the warrants were expensed to the condensed statement of operations during the three months ended March 31, 2021. Issuance costs attributed to the Class A common stock were initially charged to temporary equity and then re-measured to Class A common stock subject to redemption upon completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company has provided a full valuation allowance against its net deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the condensed financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

For interim periods, the income tax provision or benefit related to ordinary income or loss is computed at an estimated annual effective income tax rate and the income tax provision or benefit related to all other items is individually computed and recognized when the items occur. The effective tax rate differs from the statutory tax rate of 21% for the three months ended March 31, 2022 and 2021, due primarily to the permanent differences. The permanent differences relate primarily to the change in fair value of warrant liabilities and convertible notes.

Net Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income per share of common stock is computed by dividing net income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income per share of common stock. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income per share of common stock as the redemption value approximates fair value. Net income is allocated among the classes of common stock based on weighted average shares outstanding.

The calculation of diluted income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,825,000 shares of Class A common stock in the aggregate, not including warrants that may be acquired from the conversion feature in the Convertible Promissory Note. As of March 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income per share of common stock is the same as basic net income per share of common stock for the periods presented.

Founder Shares subject to forfeiture (see Note 5) are not included in weighted average shares outstanding for basic net income per share until the forfeiture restrictions lapse, however, they are included in weighted average shares outstanding for diluted net income per share for the entire period.

KLUDEIN I ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The following table reflects the calculation of basic and diluted net income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic net income per share of common stock
Numerator:
Allocation of net income	$4,624,471	$1,156,118	$1,084,225	$303,875
Denominator:
Basic weighted average shares outstanding	17,250,000	4,312,500	15,141,667	4,243,750

Basic net income per share of common stock	$0.27	$0.27	$0.07	$0.07

Diluted net income per share of common stock
Numerator:
Allocation of net income	$4,624,471	$1,156,118	$1,084,225	$303,875
Denominator:
Diluted weighted average shares outstanding	17,250,000	4,312,500	15,141,667	4,312,500

Diluted net income per share of common stock	$0.27	$0.27	$0.07	$0.07

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed balance sheets, primarily due to their short-term nature, except for warrants (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 2,250,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of the Company’s Class A common stock and one-half of one redeemable warrant (“Public Warrant”). Each Whole Public Warrant entitles the holder to purchase one share of Class A common stock at an exercise price of $11.50 per whole share (see Note 8).

NOTE 4 — PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,200,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($5,200,000 in the aggregate), in a private placement. Certain qualified institutional buyers or institutional accredited investors (“Anchor Investor”) purchased an aggregate of 780,000 Private Placement Warrants from the Sponsor at a price of $1.00 per Private Placement Warrant ($780,000 in the aggregate). As a result, the Sponsor and Anchor Investor held 4,420,000 and 780,000 Private Placement Warrants, respectively. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in the initial fair value of $0.72 per warrant of the Private Placement Warrants and the purchase price of $1.00 per share, the Company recorded a contribution to additional paid-in capital of $1,456,000 as of the date of the Private Placement issuance which is included in the condensed statements of stockholders’ equity for the three months ended March 31, 2021.

KLUDEIN I ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

NOTE 5 — RELATED PARTY TRANSACTIONS

Founder Shares

On September 24, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration for 4,312,500 shares of Class B common stock (the “Founder Shares”). On January 6, 2021, the Sponsor transferred an aggregate of 75,000 Founder Shares to the Company’s director nominees. These 75,000 Founder Shares were not subject to forfeiture in the event the underwriter’s over-allotment option was not exercised. The Founder Shares included an aggregate of up to 562,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the Sponsor would collectively own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming the Sponsor did not purchase any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, no Founder Shares were forfeited, and none are currently subject to forfeiture.

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

In connection with the closing of the Initial Public Offering, the Anchor Investor acquired from the Sponsor an indirect economic interest in an aggregate of 635,625 Founder Shares at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to distribute such Founder Shares to the Anchor Investor after the completion of a Business Combination. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investor to be $4,411,238, or $6.94 per share. The fair value of the Founder Shares was estimated using the income approach. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and Topic 5T. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering using the with-and-without method, compared to total proceeds received. Offering costs related to the Founder Shares amounted to a contribution to additional paid-in capital $4,411,238, of which $158,805 were expensed to the statement of operations and included in transaction costs attributable to warrant liabilities and the remaining $4,252,433 recorded as an additional offering cost as a reduction of temporary equity, and re-measured to accumulated deficit upon recording temporary equity at redemption value during the three months ended March 31, 2021.

KLUDEIN I ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The transfer of the Founders Shares to the Company’s director nominees, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares and common stock purchase warrants is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, make Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The warrants would be identical to the Private Placement Warrants described in Note 8. On January 21, 2022, the Company issued a promissory note with respect to the Working Capital Loans in the principal amount of up to $1,500,000 to the Sponsor. The Working Capital Loan is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the lender’s discretion. On January 31, 2022, $350,000 was drawn on the Working Capital Loan and is included (at its then current fair value) in convertible promissory note – related party on the accompanying condensed balance sheet as of March 31 2022. On April 1, 2022, the Company drew an additional $112,500 on the Working Capital Loan. The Convertible Note was valued using the fair value method. The discounted cash flow method was used to value the debt component of the Convertible Note and the Black Scholes Option Pricing Model was used to value the debt conversion option. The convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations. The fair value of the note on date of issuance was 264,900, which resulted in a contribution to stockholder’s deficit of $85,100. The fair value of the note as of March 31, 2022 was $259,500, which resulted in a change in fair value of the convertible note of $5,400 recorded in the condensed statement of operations for the three months ended March 31, 2022.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Contingent Legal Fees

As of March 31, 2022 and December 31, 2021, the Company has incurred legal fees of $511,413 and $118,550, respectively, payments for which are contingent upon the consummation of the Business Combination, of which such amounts are included in accrued expenses in the accompanying condensed balance sheets.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 17,250,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

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

NOTE 8 — WARRANT LIABILITIES

As of March 31, 2022 and December 31, 2021, there were 8,625,000 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

KLUDEIN I ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

At March 31, 2022 and December 31, 2021, there were 5,200,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

(Unaudited)

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	March 31, 2022
Assets:
Cash and marketable securities held in Trust Account	1	$172,580,609	$172,620,428

Liabilities:
Warrant Liabilities – Public Warrants	1	5,180,136	1,207,500
Warrant Liabilities – Private Placement Warrants	3	3,131,574	728,000
Convertible Promissory Note – Related Party	3	—	259,500

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

As of March 31, 2022 and December 31, 2021, the Private Placement Warrants were valued using a binomial lattice model which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of the closing date of the Initial Public Offering was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. As of March 31, 2022 and December 31, 2021, the Public Warrants were valued using the level 1 quoted prices in an active market.

KLUDEIN I ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements for Private Placement Warrants at March 31, 2022 and December 31, 2021:

	As of March 31, 2022	As of December 31, 2021
Stock price	$9.94	$9.84
Strike price	$11.50	$11.50
Volatility	3.8%	12.2%
Risk-free rate	2.42%	1.17%
Probability of Business Combination occurring	75%	75%
Dividend yield	0.0%	0.0%
Fair value of warrants	$0.14	$0.60

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months ended March 31, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 11, 2021	3,744,000	6,210,000	9,954,000
Change in valuation inputs or other assumptions	(832,000)	(1,380,000)	(2,212,000)
Transfer to Level 1	—	(4,830,000)	(4,830,000)
Fair value as of March 31, 2021	$2,912,000	$—	$2,912,000

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three months ended March 31, 2022:

Private Placement
Fair value as of January 1, 2022	$3,131,574

Change in fair value	(2,403,574)

Fair value as of March 31, 2022	$728,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three months ended March 31, 2021 was $4,830,000. There were no transfers from Level 3 to any other levels during the three months ended March 31, 2022.

The Convertible Note was measured at fair value as of the date of the initial borrowing on January 31, 2022, and as of March 31, 2022. The discounted cash flow method was used to value the debt component of the Convertible Note and the Black Scholes Option Pricing Model was used to value the debt conversion option. There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during three months ended March 31, 2022 for the Convertible Note.

The following table provides quantitative information regarding Level 3 fair value measurements for the Convertible Promissory Note – Related Party at March 31, 2022 and January 31, 2022:

	As of March 31, 2022	As of January 31, 2022
Stock price	$9.94	$9.87
Strike price	$11.50	$11.50
Volatility	3.8%	9.1%
Risk-free rate	2.40%	2.40%
Probability of Business Combination occurring	75%	75%
Dividend yield	0.0%	0.0%

KLUDEIN I ACQUISITION CORP.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2022
(Unaudited)

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

The following table presents the changes in the fair value of Level 3 Convertible Promissory Note – Related Party for the three months ended March 31, 2022:

Convertible Promissory Note
Fair value as of January 1, 2022	$—

Initial measurement at January 31, 2022	264,900

Change in fair value	(5,400)

Fair value as of March 31, 2022	$259,500

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period. There were no transfers during the three months ended March 31, 2022.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, except as identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

On April 1, 2022, the Company drew an additional $112,500 on the Working Capital Loan (see Note 5).

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

Overview

We are a blank check company formed under the laws of the State of Delaware on September 24, 2020, for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 24, 2020 (inception) through March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income and unrealized gains on marketable securities held in the Trust Account, and gains or losses from the change in fair value of the warrant liabilities and the convertible promissory note. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had net income of $5,780,589, which consists of changes in fair value of the warrant liabilities of $6,376,210, change in fair value of convertible promissory note – related party of $5,400 and interest earned on marketable securities held in the Trust Account of $41,450, partially offset by formation and operational costs of $640,840 and an unrealized loss on marketable securities held in the Trust Account of $1,631.

For the three months ended March 31, 2021, we had net income of $1,388,100, which consists of changes in fair value of the warrant liabilities of $2,212,000 and interest earned on marketable securities held in the Trust Account of $33,277, partially offset by formation and operational costs of $333,548, transaction costs allocated to warrants of $523,013 and an unrealized loss on marketable securities held in the Trust Account of $616.

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

For the three months ended March 31, 2022, cash used in operating activities was $706,734. Net income of $5,780,589 was affected by changes in fair value of the warrant liabilities of $6,376,210, change in fair value of convertible promissory note – related party of $5,400, interest earned on marketable securities held in the Trust Account of $41,450 and an unrealized loss on marketable securities held in Trust Account of $1,631. Changes in operating assets and liabilities used $65,894 of cash for operating activities.

For the three months ended March 31, 2021, cash used in operating activities was $740,392. Net income of $1,388,100 was affected by change in fair value of the warrant liabilities of $2,212,000, interest earned on marketable securities held in the Trust Account of $33,277, transaction costs allocated to warrants of $523,013 and an unrealized loss on marketable securities held in Trust Account of $616. Changes in operating assets and liabilities used $406,844 of cash for operating activities.

At March 31, 2022, we had cash and marketable securities held in the Trust Account of $172,620,428 (including approximately $120,428 of interest income, including unrealized loss) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through March 31, 2022, we had not withdrawn any interest earned from the Trust Account.

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

At March 31, 2022, we had cash of $43,339 and borrowing capacity under the convertible promissory note of $1,150,000. On April 1, 2021 an additional $112,500 was borrowed under the convertible promissory note agreement. We intend to use the funds held outside the Trust Account and this borrowing capacity primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, make Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the notes out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On January 21, 2022, we issued a promissory in the principal amount of up to $1,500,000 to our Sponsor and to date have drawn $462,500 under this arrangement. The note is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants.

As indicated in the accompanying condensed financial statements, at March 31, 2022, the Company had $43,339 in cash, and a working capital deficit of $478,142, which excludes $50,000 of interest earned on Trust which is available to pay Delaware franchise taxes payable. As of March 31, 2022, approximately $120,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations and up to $100,000 of dissolution expenses.

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

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until July 11, 2022, to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these condensed financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after July 11, 2022.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any material changes to the critical accounting policies included in our Annual Report on Form 10-K filed with the SEC on April 12, 2022, except as follows:

Convertible Instruments

The Company evaluated the accounting for its promissory notes that feature conversion options in accordance with ASC 815, Derivatives and Hedging Activities (“ASC 815”). ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. However, the Company has elected to account for its promissory notes at fair value, as described in Note 9.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

We plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 12, 2022.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination and results of operations

On March 30, 2022, the SEC issued proposed rules relating to, among other items, disclosures in business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940, as amended, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. These rules, if adopted, whether in the form proposed or in a revised form, may increase the costs of and the time needed to negotiate and complete an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

KLUDEIN I ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Narayan Ramachandran
	Name:	Narayan Ramachandran
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Mini Krishnamoorthy
	Name:	Mini Krishnamoorthy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)