Form 10-Q
period 2022-06-30
KLUDEIN I ACQUISITION CORP
filed 2022-08-16
CIK 1826671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 16, 2022, there were 10,404,394 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

KLUDEIN I ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$44,448	$400,073
Prepaid expenses	34,750	—
Total current assets	79,198	400,073

Cash and marketable securities held in Trust Account	172,882,919	172,580,609
TOTAL ASSETS	$172,962,117	$172,980,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,719,438	$637,375
Income taxes payable	73,182	—
Total current liabilities	1,792,620	637,375

Working Capital Loan (at fair value)	526,700	—
Warrant liabilities	1,517,797	8,311,710
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	9,874,617	14,986,585

Commitments and contingencies

Class A common stock subject to possible redemption; 17,250,000 shares at redemption value of $10 as of June 30, 2022 and December 31, 2021	172,507,428	172,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; none issued or outstanding (excluding 17,250,000 shares subject to possible redemption as of June 30, 2022 and December 31, 2021)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of June 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	171,969	—
Accumulated deficit	(9,592,328)	(14,506,334)
Total Stockholders’ Deficit	(9,419,928)	(14,505,903)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$172,962,117	$172,980,682

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021

Formation and operational costs	$1,474,598	$311,579	$2,115,438	$645,127
Loss from operations	(1,474,598)	(311,579)	(2,115,438)	(645,127)

Other income (expense):
Transaction costs allocated to warrants	—	—	—	(523,013)
Change in fair value of warrant liabilities	417,703	(2,540,500)	6,793,913	(328,500)
Change in fair value of Working Capital Loan	1,003	—	6,403	—
Interest earned on marketable securities held in Trust Account	276,215	6,569	317,665	39,846
Unrealized loss on marketable securities held in Trust Account	(13,724)	(1,757)	(15,355)	(2,373)
Total other income (expense), net	681,197	(2,535,688)	7,102,626	(814,040)

Income (loss) before provision for income taxes	(793,401)	(2,847,267)	4,987,188	(1,459,167)
Provision for income taxes	(73,182)	—	(73,182)	—
Net income (loss)	$(866,583)	$(2,847,267)	$4,914,006	$(1,459,167)

Basic and diluted weighted average shares outstanding, Class A common stock	17,250,000	17,250,000	17,250,000	16,291,667
Basic and diluted net income (loss) per share, Class A common stock	$(0.04)	$(0.13)	$0.23	$(0.07)

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500	4,312,500	4,281,250
Basic and diluted net income (loss) per share, Class B common stock	$(0.04)	$(0.13)	$0.23	$(0.07)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,312,500	$431	$—	$(14,506,334)	$(14,505,903)

Proceeds in excess of fair value of Working Capital Loan on issuance date	—	—	85,100	—	85,100

Net income	—	—	—	5,780,589	5,780,589

Balance – March 31, 2022	4,312,500	$431	$85,100	$(8,725,745)	$(8,640,214)

Remeasurement of Common Stock Subject to Redemption	—	—	(7,428)	—	(7,428)

Proceeds in excess of fair value of Working Capital Loan on issuance date	—	—	94,297	—	94,297

Net loss	—	—	—	(866,583)	(866,583)

Balance – June 30, 2022	4,312,500	$431	$171,969	$(9,592,328)	$(9,419,928)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	4,312,500	$431	$24,569	$(1,893)	$23,107

Cash paid in excess of fair value for Private Placement Warrants	—	—	1,456,000	—	1,456,000

Fair value of Founders Shares attributable to Anchor Investor	—	—	4,411,238	—	4,411,238

Re-measurement of Class A common stock to redemption amount	—	—	(5,891,807)	(14,098,415)	(19,990,222)

Net income	—	—	—	1,388,100	1,388,100

Balance – March 31, 2021	4,312,500	$431	$—	$(12,712,208)	$(12,711,777)

Net loss	—	—	—	(2,847,267)	(2,847,267)

Balance – June 30, 2021	4,312,500	$431	$—	$(15,559,475)	$(15,559,044)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,914,006	$(1,459,167)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(317,665)	(39,846)
Unrealized loss on marketable securities held in Trust Account	15,355	2,373
Change in fair value of warrant liabilities	(6,793,913)	328,500
Change in fair value of Working Capital Loan	(6,403)	—
Transaction costs allocated to warrants	—	523,013
Changes in operating assets and liabilities:
Prepaid expenses	(34,750)	(359,867)
Accounts payable and accrued expenses	1,082,063	147,030
Income taxes payable	73,182	—
Due to Sponsor	—	(1,000)
Net cash used in operating activities	(1,068,125)	(858,964)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,049,999
Proceeds from sale of Private Placement Warrants	—	5,200,000
Proceeds from promissory note – related party	—	5,000
Proceeds from Working Capital Loan	712,500	—
Repayment of promissory note – related party	—	(88,905)
Payment of offering costs	—	(296,352)
Net cash provided by financing activities	712,500	173,869,742

Net Change in Cash	(355,625)	510,778
Cash – Beginning of period	400,073	1,000
Cash – End of period	$44,448	$511,778

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$214,852
Fair value of Founder Shares attributable to Anchor Investor	$—	$4,411,238
Proceeds in excess of fair value of Working Capital Loan on issuance date	$179,397	$—
Deferred underwriting fee payable	$—	$6,037,500
Remeasurement of Class A common stock subject to possible redemption	$7,428	$19,990,222

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 1 — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

KludeIn I Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on September 24, 2020. The Company was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses (the “Business Combination”). The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has two wholly-owned subsidiaries that were created on April 21, 2022, Paas Merger Sub 1 Inc., a Delaware corporation (“Merger Sub 1”) and Paas Merger Sub 2 LLC., a Delaware limited liability company (“Merger Sub 2” and, together with Merger Sub 1, the “Merger Subs”).

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and subsequent to entering into the Merger Agreement described in Note 6, pursuing the completion of the business combination transaction. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the marketable securities held in the Trust Account (as defined below), and gains or losses from the change in fair value of the warrant liabilities and convertible promissory note.

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

The Company incurred $14,303,235 in transaction costs, including $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees, $4,411,238 of fair value of the Founder Shares (defined below) attributable to the Anchor Investor (defined below) and $404,497 of other offering costs. Transaction costs allocated to the warrants were $523,013 and were expensed in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2021.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by January 11, 2023 and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company initially had until July 11, 2022 to complete a Business Combination, which was extended to January 11, 2023 (the “Combination Period”) after the approval obtained at a special meeting of stockholders held on July 7, 2022 (the “Extension”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

At the special meeting of stockholders on July 7, 2022 in connection with the Extension, stockholders holding 6,845,606 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $68,488,348 (approximately $10.00 per share) was removed from the Trust Account to pay such holders. Following redemptions, the Company has 10,404,394 Public Shares outstanding and the aggregate amount remaining in the Trust Account was $104,093,013.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

On July 7, 2022, the Company issued an unsecured promissory note to the Sponsor for up to an aggregate principal amount of $2,060,070 (the “Extension Funds”) to be deposited into the Company’s Trust Account in connection with the Extension.  The Company will deposit up to six equal installments of the Extension Funds, or $343,345, into the Trust Account on a monthly basis for each month of the Extension and such amount will be distributed either to: (i) all of the holders of the Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination. The Extension Funds note is not convertible and bears no interest and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. In connection with the Extension, the Company drew down $343,345 in July 2022 and August 2022, for an aggregate of $686,690, under the Extension Funds note and deposited the amounts into the Trust Account.

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

On May 18, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub 1, Merger Sub 2 and Near Intelligence Holdings Inc., a Delaware corporation (“Near”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, immediately prior to the consummation (the “Closing”) of the transactions contemplated by the Merger Agreement, (i) Merger Sub 1 will merge with and into Near, with Near surviving the merger as a wholly-owned subsidiary of the Company (the “First Merger”) and (ii) immediately following the First Merger, Near, as the surviving entity of the First Merger, will merge with and into Merger Sub 2, with Merger Sub 2 being the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” or the “Target Business Combination”). In connection with the Mergers, the Company will change its corporate name to “Near Intelligence, Inc.”

Liquidity and Going Concern

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, it may repay the notes out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On January 21, 2022, the Company issued a promissory note with respect to the Working Capital Loans in the principal amount of up to $1,500,000 to the Sponsor. The Working Capital Loan is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants (see Note 8). As of June 30, 2022, the Company had drawn $712,500 on the Working Capital Loan and had $787,500 available to draw.

As of June 30, 2022, the Company had $44,448 in its operating bank accounts, $172,882,919 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,330,503, which excludes $382,919 of interest earned on the Trust Account which is available to pay Delaware franchise taxes payable and income taxes payable. As of June 30, 2022, $382,919 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company has used and will be using the funds not held in the Trust Account and any additional funds available under the financing arrangement described below for completing the Company’s Target Business Combination.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until January 11, 2023, to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these condensed consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 11, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed consolidated financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed consolidated or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 12, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements included in that annual report. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the quarterly period’s presentation. The reclassification relates to $85,100 from accumulated deficit to additional paid in capital presented on the condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2022 to conform with the current quarterly period’s presentation. Such reclassification has no effect on net income (loss) as previously reported.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which were formed on April 21, 2022. All significant intercompany balances and transactions have been eliminated in consolidation.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of income and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were primarily invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Interest earned and gains and losses resulting from the change in fair value of investments held in the Trust Account are included in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement from initial carrying value to redemption amount, which approximates fair value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock during the three and six months ended June 30, 2021. The change in the carrying value of redeemable Class A common stock during the three and six months ended June 30, 2022 was an increase of $7,428, which represents cumulative earnings on the Trust Account through June 30, 2022, net of the Company’s tax obligations as of June 30, 2022 (see Note 10).

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

At June 30, 2022 and December 31, 2021, the shares of Class A common stock reflected in the condensed consolidated balance sheet as temporary equity were reconciled in the following table:

Gross proceeds for the Initial Public Offering	$172,500,000
Less:
Proceeds allocated to the initial fair value of Public Warrants	(6,210,000)
Class A common stock issuance costs	(9,527,789)
Fair value of Founder Shares attributable to Anchor Investor allocated to redeemable Class A common stock, net of allocated transaction costs	(4,252,433)
Plus:
Re-measurement of carrying value to redemption value	19,990,222
Class A common stock subject to possible redemption, as of December 31, 2021	172,500,000
Plus:
Re-measurement of carrying value to redemption value	7,428
Class A common stock subject to possible redemption, as of June 30, 2022	$172,507,428

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. For the Private Placement Warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology since the closing date of Initial Public Offering and as of June 30, 2022 (see Note 9). For the public warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at the closing date of Initial Public Offering and the level 1 quoted prices in an active market since the public warrants starting trading separately on March 1, 2021 and as of June 30, 2022 (see Note 9).

Convertible Instruments

The Company evaluated the accounting for its promissory notes that feature conversion options in accordance with ASC 815, Derivatives and Hedging Activities (“ASC 815”). ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. However, the Company has elected to account for its promissory notes at fair value, as described in Note 9. Changes in fair value are recognized in the accompanying condensed consolidated statements of operations.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was 9.22% and 0.00% for the three months ended June 30, 2022 and 2021, respectively, and (1.47)% and 0.00% for the six months ended June 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and six months ended June 30, 2022 and 2021, due to changes in fair values of warrant liability and Working Capital Loan, which are not included in taxable income, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months. For interim periods, the income tax provision or benefit related to ordinary income or loss is computed at an estimated annual effective income tax rate and the income tax provision or benefit related to all other items is individually computed and recognized when the items occur.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income (loss) per share of common stock. Re-measurement associated with the redeemable shares of Class A common stock is excluded from income (loss) per share of common stock as the redemption value approximates fair value. Net income (loss) is allocated among the classes of common stock based on weighted average shares outstanding.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,825,000 shares of Class A common stock in the aggregate, not including warrants that may be acquired from the conversion feature in the Working Capital Loan. As of June 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

Founder Shares subject to forfeiture (see Note 5) are not included in weighted average shares outstanding for basic net income (loss) per share until the forfeiture restrictions lapse, however, they are included in weighted average shares outstanding for diluted net income (loss) per share for the entire period.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	For the Three Months Ended June 30, 2022				For the Six Months Ended June 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$(693,266)	$(173,317)	$(2,277,814)	$(569,453)	$3,931,205	$982,801	$(1,155,513)	$(303,654)
Denominator:
Basic and diluted weighted average shares outstanding	17,250,000	4,312,500	17,250,000	4,312,500	17,250,000	4,312,500	16,291,667	4,281,250

Basic and diluted net income (loss) per share of common stock	$(0.04)	$(0.04)	$(0.13)	$(0.13)	$0.23	$0.23	$(0.07)	$(0.07)

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s condensed consolidated balance sheets, primarily due to their short-term nature, except for warrants (see Note 9).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

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

The transfer of the Founders Shares to the Company’s director nominees, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares and common stock purchase warrants is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, make Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On January 21, 2022, the Company issued a promissory note with respect to the Working Capital Loans in the principal amount of up to $1,500,000 to the Sponsor. The Working Capital Loan is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the lender’s discretion. The warrants would be identical to the Private Placement Warrants described in Note 8. On January 31, 2022, April 1, 2022 and June 30, 2022, $350,000, $112,500, and $250,000, were drawn on the Working Capital Loan, respectively. As of June 30, 2022, the total Working Capital Loan amount outstanding is $712,500 and is included (at its then current fair value) in Working Capital Loan on the accompanying condensed consolidated balance sheet as of June 30, 2022. The Working Capital Loan is accounted for at fair value (see Note 9). The initial fair value of the Working Capital Loan draw on January 31, 2022 was $264,900, which resulted in a contribution of $85,100 to stockholders’ deficit. The initial fair value of the Working Capital Loan draws on April 1, 2022 and June 30, 2022 were $83,396 and $184,807, which resulted in a contribution of $29,104 and $65,193 to stockholders’ deficit, respectively. The fair value of the note as of June 30, 2022 was $526,700, which resulted in a change in fair value of the convertible note of $1,003 and $6,403 recorded in the condensed consolidated statements of operations for the three and six months ended June 30, 2022, respectively.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Extension Funds

On July 7, 2022, the Company issued an unsecured promissory note to the Sponsor for up to an aggregate principal amount of $2,060,070 to be deposited into the Trust Account in connection with the Extension.  The Company will deposit up to six equal installments of the Extension Funds, or $343,345, into the Trust Account on a monthly basis for each month of the Extension and such amount will be distributed either to: (i) all of the holders of the Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination. The Extension Funds note is not convertible and bears no interest and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. In connection with the Extension, the Company drew down $343,345 in July 2022 and August 2022, for an aggregate of $686,690, under the Extension Funds note and deposited the amounts into the Trust Account.

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

In connection with the Closing, the existing Registration Rights Agreement, dated as of January 6, 2021, between the Company and the Sponsor will be amended and restated and the Company, the Sponsor, and certain persons and entities holding securities of Near prior to the Closing (collectively, together with the Sponsor, the “Reg Rights Holders”) will enter into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, the Company will agree that, within 30 days after the Closing, the Company will file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders (the “Resale Registration Statement”), and the Company will use its reasonable best efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof, but in no event later than 60 days (or 90 days if the SEC notifies the Company that it will review the Resale Registration Statement). In certain circumstances, each of the Reg Rights Holders can demand up to two underwritten offerings and will be entitled to piggyback registration rights, in each case subject to certain limitations set forth in the A&R Registration Rights Agreement.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Contingent Legal Fees

As of June 30, 2022 and December 31, 2021, the Company has incurred legal fees of $1,244,802 and $118,550, respectively, payments for which are contingent upon the consummation of the Business Combination, of which such amounts are included in accrued expenses in the accompanying condensed consolidated balance sheets.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Advisor Agreement

On September 16, 2021, the Company entered into an advisor agreement, in which the advisor (CF&CO) will act as the Company’s placement agent and arranger in connection with any financing. Additionally, the advisor will act as a capital markets advisor in connection with the Target Business Combination. The Company agrees to pay the advisor the following (i) $6 million if the Total Capital (as hereinafter defined) involved in the Financing and Target Business Combination is less than $175.5 million (ii) $8 million if the Total Capital involved in the Financing and Target Business Combination is equal to or greater than $175.5 million but less than $225 million; or (iii) $10 million if the Total Capital involved in the Financing and Target Business Combination is equal to or greater than $225 million. For purposes of this Agreement, “Total Capital” means the aggregate amount of proceeds received from any Financing plus the total amount of proceeds raised in connection with the initial public offering of the Company (the “IPO”) that remain in the Trust Account at the time of the closing of the Target Business Combination, after giving effect to redemptions of any Public Stockholders. Upon the earlier of (i) the consummation of the Target Business Combination or any other Business Combination, (ii) the liquidation of the Company in accordance with its organizational documents if it does not consummate a Business Combination prior to its deadline to do so (as such deadline may be extended by amendment to the Company’s organizational documents), or (iii) termination of this Agreement, the Company will promptly reimburse CF&CO for its out-of-pocket expenses reasonably incurred by CF&CO in connection with CF&CO rendering its services under this Agreement, including the fees and disbursements of legal counsel, whether or not any Financing occurs; provided that, except as contemplated by the Indemnification Provisions, such expenses will not exceed $50,000 in the aggregate, in each case unless approved in writing (including e-mail) by the Company in advance (not to be unreasonably withheld, delayed or conditioned).

Merger Agreement

On May 18, 2022, the Company entered into Merger Agreement. Unless otherwise defined herein, the capitalized terms used below have the meanings given to them in the Merger Agreement.

Near, a global leader in privacy-led data intelligence, curates one of the world’s largest sources of intelligence on people, places and products. Near processes data from over 1.6 billion unique user IDs, in over 70 million places across 44 countries to empower marketing and operational data leaders to confidently reach, understand and market to consumers and optimize their business results. Near has offices in Los Angeles, Silicon Valley, Paris, Bangalore, Singapore, Sydney and Tokyo. Near serves major enterprises in retail, real estate, restaurants, tourism, technology, marketing and other industries.

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, immediately prior to the Closing, (i) the First Merger will be consummated, as a result of which all of the issued and outstanding capital stock of Near will no longer be outstanding and will automatically be cancelled and will cease to exist in exchange for the right to receive the Merger Consideration, and (ii) the Second Merger will be consummated, as a result of which all of the issued and outstanding capital stock of Near will no longer be outstanding and will automatically be cancelled and will cease to exist and each membership interest of Merger Sub 2 will remain outstanding as a membership interest of the surviving entity. Following the Business Combination, KludeIn will change its name to “Near Intelligence, Inc.”, or such other name as may be mutually agreed to by KludeIn and Near.

The Company’s securities (the “Merger Consideration”) payable to Near security holders from the Company at the effective time of the First Merger (the “First Effective Time”) will have an aggregate value equal to, without duplication, (i) the Company Base Value (as defined below), (ii) minus (or plus, if negative), the Closing Net Debt, (iii) (x) plus, in the event that the Closing Net Working Capital Amount exceeds the Target Net Working Capital Amount, the difference between the Closing Net Working Capital Amount and the Target Net Working Capital Amount, or (y) minus, in the event that the Closing Net Working Capital Amount is less than the Target Net Working Capital Amount, the difference between the Closing Net Working Capital Amount and the Target Net Working Capital Amount, and (iv) minus the amount of any unpaid Company Transaction Expenses. For purposes of the Merger Agreement, “Company Base Value” is an amount equal to Six Hundred Seventy-Five Million U.S. Dollars ($675,000,000) plus the amount of any Permitted Equity Financing. A “Permitted Equity Financing” is any equity financing transaction or series of equity financing transactions entered into by Near on or after the date of the Merger Agreement, by way of issuance, subscription or sale, which results in cash proceeds to Near prior to the First Effective Time in an amount not exceeding Fifty Million U.S. Dollars ($50,000,000), in exchange for shares of stock or convertible securities of Near (excluding, for the avoidance of doubt, any instrument issued by Near in connection with the Permitted Debt contemplated under the Merger Agreement).

The Merger Consideration to be paid to the Near security holders will be paid solely by the delivery of new Company securities in accordance with the conversion ratio specified in the Merger Agreement. In accordance with the terms and subject to the conditions of the Merger Agreement, at the First Effective Time (i) each share of Near’s common stock outstanding as of immediately prior to the First Effective Time will be converted into a right to receive a number of shares of the Company’s Class A common stock (“Purchaser Class A Common Stock”) (with each valued at $10.00 per share), (ii) each outstanding Near restricted stock unit (whether vested or unvested) will be assumed by the Company and converted into a restricted stock unit of the Company, (iii) each outstanding Near warrant that is issued and outstanding will be assumed by the Company and converted into a corresponding warrant to purchase shares of Purchaser Class A Common Stock, in accordance with the terms of such warrants, and (iv) to the extent there are any other Near convertible securities, if not exercised or converted prior to the First Effective Time, such security will be cancelled, retired and terminated and cease to represent a right to acquire, be exchanged for or convert into shares of Purchaser Class A Common Stock.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which is filed as Exhibit 2.1 to this Report.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

Common Stock Subscription Agreement

Simultaneously with the execution and delivery of the Merger Agreement, KludeIn entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CF Registration Rights Agreement”) with CF Principal Investments LLC (“CF”). Pursuant to the Common Stock Purchase Agreement, following the Closing, Near, as KluedIn’s successor, has the right to sell to CF up to a Total Commitment (as defined in the Common Stock Purchase Agreement) of $100,000,000 in shares of Near’s Common Stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. Near is obligated under the Common Stock Purchase Agreement and the CF Registration Rights Agreement to file a registration statement with the SEC to register under the Securities Act for the resale by CF of shares of Common Stock that Near may issue to CF under the Common Stock Purchase Agreement.

Near will not have the right to commence any sales of Common Stock to CF under the Common Stock Purchase Agreement until the Commencement (as defined in the Common Stock Purchase Agreement), which is the time when all of the conditions to the Near’s right to commence sales of Common Stock to CF set forth in the Common Stock Purchase Agreement have been satisfied, including that a registration statement relating to the Common Stock is filed and declared effective by the SEC.

After the Commencement, Near will have the right, from time to time at its sole discretion until the first day of the month next following the 36-month period from and after the Commencement, to direct CF to purchase up to a specified maximum amount of shares of Common Stock as set forth in the Common Stock Purchase Agreement. Near will control the timing and amount of any sales of the Common Stock to CF. Actual sales of shares of the Common Stock to CF under the Common Stock Purchase Agreement will depend on a variety of factors to be determined by Near from time to time, including, among other things, market conditions, and the trading price of the Common Stock.

The purchase price of the shares of Common Stock that Near elects to sell to CF pursuant to the Common Stock Purchase Agreement will be the volume weighted average price of the Common Stock during the applicable purchase date on which Near has timely delivered written notice to CF directing it to purchase the shares of Common Stock under the Common Stock Purchase Agreement. Near will receive 98% of the volume weighted average price of the Common Stock so sold.

In connection with the execution of the Common Stock Purchase Agreement, Near will issue to CF shares of Common Stock in an amount equal to $2,000,000 at a per share price based on the price of Near’s Common Stock on the Commencement Date, as consideration for CF’s irrevocable commitment to purchase the shares of Common Stock upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement.

The foregoing description of the Common Stock Subscription Agreement and the CF Registration Rights Agreement is qualified in its entirety by reference to the full text of the Common Stock Subscription Agreement and the CF Registration Rights Agreement, copies of which are filed as Exhibits 10.6 and 10.7, respectively, to this Report.

The material terms and conditions of the Merger Agreement and the related ancillary agreements (attached hereto as Exhibits 10.1 through 10.7) were previously disclosed in the Company’s Current Report on Form 8-K filed by the Company with the SEC on May 19, 2022.

Registration Statement on Form S-4

The Company filed a Registration Statement on Form S-4 with the SEC on July 1, 2022, in connection with the registration under the Securities Act of the shares of the Company’s Class A common stock to be issued under the Merger Agreement as the Merger Consideration. However, there is no assurance as to when or if this Registration Statement will be declared effective by the SEC.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

(Unaudited)

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 17,250,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis (subject to adjustment). In the case that additional shares of Class A common stock or equity-linked securities are issued or deemed issued in connection with a Business Combination, the number of shares of Class A common stock issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Initial Public Offering, plus the total number of shares of Class A common stock issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of a Business Combination, excluding any shares of Class A common stock or equity-linked securities exercisable for or convertible into shares of Class A common stock issued, or to be issued, to any seller in a Business Combination and any private placement-equivalent warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one for one basis. The holders of the Class B common stock have agreed to waive such adjustment to the conversion ratio if the Merger Agreement discussed in Note 6 is consummated.

NOTE 8 — WARRANT LIABILITIES

As of June 30, 2022 and December 31, 2021, there were 8,625,000 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

At June 30, 2022 and December 31, 2021, there were 5,200,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	June 30, 2022
Assets:
Cash and marketable securities held in Trust Account	1	$172,580,609	$172,882,919

Liabilities:
Warrant Liabilities – Public Warrants	1	5,180,136	946,908
Warrant Liabilities – Private Placement Warrants	3	3,131,574	570,889
Working Capital Loan	3	—	526,700

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying condensed consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

As of June 30, 2022 and December 31, 2021, the Private Placement Warrants were valued using a binomial lattice model which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of the closing date of the Initial Public Offering was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. As of June 30, 2022 and December 31, 2021, the Public Warrants were valued using the level 1 quoted prices in an active market.

KLUDEIN I ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The following table provides quantitative information regarding Level 3 fair value measurements for Private Placement Warrants at June 30, 2022 and December 31, 2021:

	As of June 30, 2022	As of December 31, 2021
Stock price	$9.99	$9.84
Strike price	$11.50	$11.50
Volatility	2.7%	12.2%
Risk-free rate	2.98%	1.17%
Probability of Business Combination occurring	75%	75%
Dividend yield	0.0%	0.0%
Fair value of warrants	$0.11	$0.60

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 11, 2021	3,744,000	6,210,000	9,954,000
Change in valuation inputs or other assumptions	(832,000)	(1,380,000)	(2,212,000)
Transfer to Level 1	—	(4,830,000)	(4,830,000)
Fair value as of March 31, 2021	$2,912,000	$—	$2,912,000
Change in valuation inputs or other assumptions	988,000	—	988,000
Fair value as of June 30, 2021	$3,900,000	$—	$3,900,000

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and six months ended June 30, 2022:

Private Placement
Fair value as of January 1, 2022	$3,131,574
Change in fair value	(2,403,574)
Fair value as of March 31, 2022	$728,000
Change in fair value	(157,111)
Fair value as of June 30, 2022	$570,889

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and six months ended June 30, 2021 was $4,830,000. There were no transfers from Level 3 to any other levels during the three and six months ended June 30, 2022.

The Working Capital Loan was measured at fair value as of the date of the initial borrowing on January 31, 2022 and for subsequent borrowings on April 1, 2022 and June 30, 2022, and as of June 30, 2022. The discounted cash flow method was used to value the debt component of the Working Capital Loan and the Black Scholes Option Pricing Model was used to value the debt conversion option. There were no transfers out of Level 3 to other levels in the fair value hierarchy during the three and six months ended June 30, 2022 for the Working Capital Loan.

The following table provides quantitative information regarding Level 3 fair value measurements for the Working Capital Loan at June 30, 2022, April 1, 2022 and January 31, 2022:

	As of June 30, 2022	As of April 1, 2022	As of January 31, 2022
Stock price	$9.99	$9.94	$9.87
Strike price	$11.50	$11.50	$11.50
Volatility	10.1%	3.8%	9.1%
Risk-free rate	2.98%	2.40%	2.40%
Probability of Business Combination occurring	75%	75%	75%
Dividend yield	0.0%	0.0%	0.0%

KLUDEIN I ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(Unaudited)

The following contains additional information regarding the inputs used in the pricing models:

●	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

●	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

●	Volatility – the Company estimated the volatility of its common stock warrants based on implied volatility and actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants.

●	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

The following table presents the changes in the fair value of Level 3 Working Capital Loan for the three and six months ended June 30, 2022:

Working Capital Loan
Fair value as of January 1, 2022	$—
Initial measurement at January 31, 2022	264,900
Change in fair value	(5,400)
Fair value as of March 31, 2022	$259,500
Initial measurement at April 1, 2022	83,396
Initial measurement at June 30, 2022	184,807
Change in fair value	(1,003)
Fair value as of June 30, 2022	$526,700

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On July 7, 2022, the Company withdrew $322,309 from the Trust to pay for the Company’s previously paid and accrued tax obligations, of which $20,000 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet as of June 30, 2022.

On July 7, 2022, the Company issued an unsecured promissory note to the Sponsor for up to an aggregate principal amount of $2,060,070 to be deposited into the Company’s Trust Account in connection with the Extension. The Company will deposit up to six equal installments of the Extension Funds, or $343,345, into the Trust Account on a monthly basis for each month of the Extension and such amount will be distributed either to: (i) all of the holders of the Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination. The Extension Funds note is not convertible and bears no interest and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. In connection with the Extension, the Company drew down $343,345 in July 2022 and August 2022, for an aggregate of $686,690, under the Extension Funds note and deposited the amount into the Trust Account.

At the special meeting of stockholders on July 7, 2022 in connection with the Extension, stockholders holding 6,845,606 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $68,488,348 (approximately $10.00 per share), which included $32,288 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligation, was removed from the Trust Account to pay such holders. Following redemptions, the Company had 10,404,394 Public Shares outstanding and the aggregate amounts remaining in the Trust Account was $104,093,013.

In August 2022, the Company received a $200,000 advance from its Sponsor for working capital purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to KludeIn I Acquisition Corp. and its wholly-owned subsidiaries. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to KludeIn Prime LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On May 18, 2022, the Company entered into the Merger Agreement. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, immediately prior to Closing, the Mergers will be consummated. In connection with the Mergers, the Company will change its corporate name to “Near Intelligence, Inc.”

At the special meeting of stockholders on July 7, 2022 in connection with the Extension, stockholders holding 6,845,606 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $68,488,348 (approximately $10.00 per share), which included $32,288 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligation, has been removed from the Trust Account to pay such holders. Following redemptions, the Company has 10,404,394 Public Shares outstanding and the aggregate amount remaining in the Trust Account is $104,093,013.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 24, 2020 (inception) through June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and subsequent to entering into a Merger Agreement on May 18, 2022, pursuing the completion of the business combination transaction. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income and unrealized gains on marketable securities held in the Trust Account, and gains or losses from the change in fair value of the warrant liabilities and the Working Capital Loan. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net loss of $866,583, which consists of formation and operational costs of $1,474,598, an unrealized loss on marketable securities held in the Trust Account of $13,724 and provision for income taxes of $73,182, partially offset by change in fair value of the warrant liabilities of $417,703, change in fair value of the Working Capital of $1,003 and interest earned on marketable securities held in the Trust Account of $276,215. Formation and operating costs increased by $1,163,019 over the prior year for the three months ended June 30, 2022, primarily due to an increase in legal and professional fees in relation to the Merger Agreement. Interest earned on marketable securities held in the Trust Account increased by $269,646 for the three months ended June 30, 2022, primarily due to more favorable interest rates as opposed to the same period in the prior year.

For the six months ended June 30, 2022, we had net income of $4,914,006, which consists of change in fair value of the warrant liabilities of $6,793,913, change in fair value of the Working Capital Loan of $6,403 and interest earned on marketable securities held in the Trust Account of $317,665, partially offset by formation and operational costs of $2,115,438, an unrealized loss on marketable securities held in the Trust Account of $15,355 and provision for income taxes of $73,182. Formation and operating costs increased by $1,470,311 over the prior year for the six months ended June 30, 2022, primarily due to an increase in legal and professional fees in relation to the Merger Agreement. Interest earned on marketable securities held in the Trust Account increased by $277,819 for the six months ended June 30, 2022, primarily due to more favorable interest rates as opposed to the same period in the prior year.

For the three months ended June 30, 2021, we had net loss of $2,847,267, which consists of change in fair value of the warrant liabilities of $2,540,500, formation and operational costs of $311,579 and an unrealized loss on marketable securities held in the Trust Account of $1,757, partially offset by, interest earned on marketable securities held in the Trust Account of $6,569.

For the six months ended June 30, 2021, we had net loss of $1,459,167, which consists of change in fair value of the warrant liabilities of $328,500, formation and operational costs of $645,127, transaction costs allocated to warrants of $523,013 and an unrealized loss on marketable securities held in the Trust Account of $2,373, partially offset by interest earned on marketable securities held in the Trust Account of $39,846.

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

For the six months ended June 30, 2022, cash used in operating activities was $1,068,125. Net income of $4,914,006 was affected by change in fair value of the warrant liabilities of $6,793,913, change in fair value of the Working Capital Loan of $6,403, interest earned on marketable securities held in the Trust Account of $317,665 and an unrealized loss on marketable securities held in Trust Account of $15,355. Changes in operating assets and liabilities provided $1,120,495 of cash for operating activities primarily because of the increase in accounts payable and accrued expenses.

For the six months ended June 30, 2021, cash used in operating activities was $858,964. Net loss of $1,459,167 was affected by change in fair value of the warrant liabilities of $328,500, interest earned on marketable securities held in the Trust Account of $39,846, transaction costs allocated to warrants of $523,013 and an unrealized loss on marketable securities held in Trust Account of $2,373. Changes in operating assets and liabilities used $212,837 of cash for operating activities primarily because of an increase in prepaid expenses.

At June 30, 2022, we had cash and marketable securities held in the Trust Account of $172,882,919 (including $382,919 of interest income, including unrealized loss) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through June 30, 2022, we had not withdrawn any interest earned from the Trust Account for these purposes. On July 7, 2022, the Company withdrew $322,309 from the Trust to pay for the Company’s previously paid and accrued tax obligations.

We intend to use substantially all of the funds held in the Trust Account and any additional funds available under the financing arrangement described in Note 5 to the accompanying condensed consolidated financial statements, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $44,448 and borrowing capacity under the Working Capital Loans of $787,500. As of June 30, 2022, $712,5000 was borrowed under the Working Capital Loan. The fair value of the note as of June 30, 2022 was $526,700. We intend to use the funds held outside the Trust Account and this borrowing capacity primarily for completing the Company’s Target Business Combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, make Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the notes out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On January 21, 2022, we issued a promissory in the principal amount of up to $1,500,000 to our Sponsor. The note is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants (see Note 8). As of June 30, 2022, the Company had drawn $712,500 on the Working Capital Loan and had $787,500 available to draw.

In August 2022, the Company received a $200,000 advance from its Sponsor for working capital purposes.

As indicated in the accompanying condensed consolidated financial statements, at June 30, 2022, the Company had $44,448 in cash, $172,882,919 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $1,330,503, which excludes $382,919 of interest earned on the Trust Account which is available to pay Delaware franchise taxes payable and income taxes payable. As of June 30, 2022, $382,919 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company has used and will be using the funds not held in the Trust Account and any additional funds available under the financing arrangement described below for completing the Company’s Target Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until January 11, 2023, to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these condensed consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 11, 2023.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any material changes to the critical accounting policies included in our Annual Report on Form 10-K filed with the SEC on April 12, 2022, except as follows:

Convertible Instruments

The Company evaluated the accounting for its promissory notes that feature conversion options in accordance with ASC 815, Derivatives and Hedging Activities (“ASC 815”). ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. However, the Company has elected to account for its Working Capital Loan at fair value, as described in Note 9 to the accompanying condensed consolidated financial statements.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

We plan to continue to enhance our system of evaluating and implementing the accounting standards that apply to our condensed consolidated financial statements, including through enhanced analyses by our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, except as set forth below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 12, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which was filed with the SEC on May 16, 2022, and our Registration Statement on Form S-4, which was filed with the SEC on July 1, 2022.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may be leading to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate a Business Combination.

The military conflict in Ukraine could make it more difficult for us to consummate a Business Combination.

The military conflict in Ukraine may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination partner and consummate a Business Combination on acceptable commercial terms or at all.

The SEC has recently issued proposed rules relating to certain activities of special purpose acquisition companies (“SPACs”). Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals (as defined below) may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rule would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its Initial Public Offering (the “IPO Registration Statement”). The Company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its Business Combination within 24 months after the effective date of the IPO Registration Statement.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

-	restrictions on the nature of our investments; and

-	restrictions on the issuance of securities.

In addition, we would be subject to burdensome compliance requirements, including:

-	registration as an investment company with the SEC;

-	adoption of a specific form of corporate structure; and

-	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, if we are deemed to be an investment company under the Investment Company Act, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 18-month anniversary of the effective date of the IPO Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our Business Combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash would reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 18-month anniversary of the effective date of the IPO Registration Statement, we may be deemed to be an investment company. The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 18-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the Trust Account at any time, even prior to the 18-month anniversary, and instead hold all funds in the Trust Account in cash, which would further reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1	Agreement and Plan of Merger, dated as of May 18, 2022, by and among KludeIn I Acquisition Corp., Paas Merger Sub 1 Inc., Paas Merger Sub 2 LLC and Near Intelligence Holdings Inc. (1)
10.1	Form of Company Stockholder Support Agreement, dated as of May 18, 2022, by and among KludeIn I Acquisition Corp., Near Intelligence Holdings Inc. and each of Near Pte. Ltd. and certain shareholders of Near Pte. Ltd. (1)
10.2	Form of Sponsor Support Agreement, dated as of May 18, 2022, by and between KludeIn I Acquisition Corp., Near Intelligence Holdings Inc. and KludeIn Prime LLC (1)
10.3	Form of Lock-Up Agreement, effective as of May 18, 2022, by and among KludeIn I Acquisition Corp. and each of shareholders of Near Pte. Ltd. (who will become stockholders of Near Intelligence Holdings Inc. after the Reorganization) and certain senior officers of Near Intelligence Holdings Inc. (1)
10.4	Form of Non-Competition and Non-Solicitation Agreement, effective as of May 18, 2022, by and among KludeIn I Acquisition Corp., Near Intelligence Holdings Inc. and certain individuals party thereto (1)
10.5	Form of Amended and Restated Registration Rights Agreement by and between KludeIn I Acquisition Corp. and the other parties thereto (1)
10.6	Common Stock Purchase Agreement, dated as of May 18, 2022, by and between KludeIn I Acquisition Corp. and CF Principal Investments LLC (1)
10.7	Registration Rights Agreement, dated as of May 18, 2022, by and between KludeIn I Acquisition Corp. and CF Principal Investments LLC (1)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

(1)	Incorporated by reference from the Company’s Form 8-K filed with the SEC on May 19, 2022
*	Filed herewith.
**	Furnished herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLUDEIN I ACQUISITION CORP.

Date: August 16, 2022	By:	/s/ Narayan Ramachandran
	Name:	Narayan Ramachandran
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2022	By:	/s/ Mini Krishnamoorthy
	Name:	Mini Krishnamoorthy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)