Form 10-Q
period 2022-09-30
KLUDEIN I ACQUISITION CORP
filed 2022-11-14
CIK 1826671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 14, 2022, there were 10,404,394 shares of Class A common stock, $0.0001 par value, and 4,312,500 shares of Class B common stock, $0.0001 par value, issued and outstanding.

KLUDEIN I ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash	$113,062	$400,073
Prepaid expenses	178,224	—
Total current assets	291,286	400,073

Cash and marketable securities held in Trust Account	105,664,618	172,580,609
TOTAL ASSETS	$105,955,904	$172,980,682

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,892,364	$637,375
Income taxes payable	124,924	—
Promissory note – related party	1,030,035	—
Total current liabilities	3,047,323	637,375

Working Capital Loan (at fair value)	528,300	—
Warrant liabilities	1,659,000	8,311,710
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	11,272,123	14,986,585

Commitments and contingencies

Class A common stock subject to possible redemption; 10,404,394 and 17,250,000 shares at redemption value of $10.14 and $10.00 as of September 30, 2022 and December 31, 2021, respectively	105,509,695	172,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; none issued or outstanding (excluding 10,404,394 and 17,250,000 shares subject to possible redemption as of September 30, 2022 and December 31, 2021, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of September 30, 2022 and December 31, 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(10,826,345)	(14,506,334)
Total Stockholders’ Deficit	(10,825,914)	(14,505,903)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$105,955,904	$172,980,682

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021

Formation and operational costs	$643,147	$286,833	$2,758,585	$931,960
Loss from operations	(643,147)	(286,833)	(2,758,585)	(931,960)

Other income (expense):
Transaction costs allocated to warrants	—	—	—	(523,013)
Change in fair value of warrant liabilities	(141,203)	1,290,176	6,652,710	961,676
Change in fair value of Working Capital Loan	175,732	—	182,135	—
Interest earned on marketable securities held in Trust Account	537,869	18,051	855,534	57,897
Unrealized gain on marketable securities held in Trust Account	24,795	3,734	9,440	1,361
Total other income, net	597,193	1,311,961	7,699,819	497,921

(Loss) income before provision for income taxes	(45,954)	1,025,128	4,941,234	(434,039)
Provision for income taxes	(51,742)	—	(124,924)	—
Net (loss) income	$(97,696)	$1,025,128	$4,816,310	$(434,039)

Basic and diluted weighted average shares outstanding, Class A common stock	10,855,753	17,250,000	15,118,584	16,615,809
Basic and diluted net (loss) income per share, Class A common stock	$(0.01)	$0.05	$0.25	$(0.02)

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,312,500	4,312,500	4,291,820
Basic and diluted net (loss) income per share, Class B common stock	$(0.01)	$0.05	$0.25	$(0.02)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance – January 1, 2022	4,312,500	$431	$—	$(14,506,334)	$(14,505,903)

Proceeds in excess of fair value of Working Capital Loan on issuance date	—	—	85,100	—	85,100

Net income	—	—	—	5,780,589	5,780,589

Balance – March 31, 2022	4,312,500	431	85,100	(8,725,745)	(8,640,214)

Remeasurement of common stock subject to redemption	—	—	(7,428)	—	(7,428)

Proceeds in excess of fair value of Working Capital Loan on issuance date	—	—	94,297	—	94,297

Net loss	—	—	—	(866,583)	(866,583)

Balance – June 30, 2022	4,312,500	431	171,969	(9,592,328)	(9,419,928)

Remeasurement of common stock subject to redemption	—	—	(354,637)	(1,136,321)	(1,490,958)

Proceeds in excess of Fair Value of Working Capital Loan on issuance date	—	—	182,669	—	182,669

Net loss	—	—	—	(97,696)	(97,696)

Balance – September 30, 2022	4,312,500	$431	$—	$(10,826,345)	$(10,825,914)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	4,312,500	$431	$24,569	$(1,893)	$23,107

Cash paid in excess of fair value for Private Placement Warrants	—	—	1,456,000	—	1,456,000

Fair value of Founders Shares attributable to Anchor Investor	—	—	4,411,238	—	4,411,238

Re-measurement of Class A common stock to redemption amount	—	—	(5,891,807)	(14,098,415)	(19,990,222)

Net income	—	—	—	1,388,100	1,388,100

Balance – March 31, 2021	4,312,500	431	—	(12,712,208)	(12,711,777)

Net loss	—	—	—	(2,847,267)	(2,847,267)

Balance – June 30, 2021	4,312,500	431	—	(15,559,475)	(15,559,044)

Net income	—	—	—	1,025,128	1,025,128

Balance – September 30, 2021	4,312,500	$431	$—	$(14,534,347)	$(14,533,916)

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KLUDEIN I ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$4,816,310	$(434,039)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(855,534)	(57,897)
Unrealized gain on marketable securities held in Trust Account	(9,440)	(1,361)
Change in fair value of warrant liabilities	(6,652,710)	(961,676)
Change in fair value of Working Capital Loan	(182,135)	—
Transaction costs allocated to warrants	—	523,013
Changes in operating assets and liabilities:
Prepaid expenses	(178,224)	(177,890)
Accounts payable and accrued expenses	1,254,989	213,407
Income taxes payable	124,924	—
Due to Sponsor	—	(1,000)
Net cash used in operating activities	(1,681,820)	(897,443)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(1,030,035)	(172,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	322,309	—
Cash withdrawn from Trust Account in connection with redemption	68,488,691	—
Net cash provided by (used in) investing activities	67,780,965	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,049,999
Proceeds from sale of Private Placement Warrants	—	5,200,000
Proceeds from promissory note – related party	1,030,035	5,000
Proceeds from Working Capital Loan	1,072,500	—
Repayment of promissory note – related party	—	(88,905)
Payment of offering costs	—	(296,352)
Redemption of common stock	(68,488,691)	—
Net cash (used in) provided by financing activities	(66,386,156)	173,869,742

Net Change in Cash	(287,011)	472,299
Cash – Beginning of period	400,073	1,000
Cash – End of period	$113,062	$473,299

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—

Non-cash investing and financing activities:
Offering costs included in accrued offering costs	$—	$214,852
Fair value of Founder Shares attributable to Anchor Investor	$—	$4,411,238
Proceeds in excess of fair value of Working Capital Loan on issuance date	$362,066	$—
Deferred underwriting fee payable	$—	$6,037,500
Remeasurement of Class A common stock subject to possible redemption	$1,498,386	$19,990,222

The accompanying notes are an integral part of the unaudited condensed consolidated financial statements.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and subsequent to entering into the Merger Agreement described in Note 6, pursuing the completion of the business combination transaction. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the marketable securities held in the Trust Account (as defined below), and gains or losses from the change in fair value of the warrant liabilities and convertible promissory note.

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

The Company incurred $14,303,235 in transaction costs, including $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees, $4,411,238 of fair value of the Founder Shares (defined below) attributable to the Anchor Investor (defined below) and $404,497 of other offering costs. Transaction costs allocated to the warrants were $523,013 and were expensed in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2021.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer, or in connection with a special meeting of stockholders to approve an extension of the deadline to complete a Business Combination, as described below. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

At the special meeting of stockholders on July 7, 2022 in connection with the Extension, stockholders holding 6,845,606 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $68,488,348 (approximately $10.00 per share), which included $32,631 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligation, was removed from the Trust Account to pay such holders. Following these redemptions, the Company had 10,404,394 Public Shares outstanding and the aggregate amount remaining in the Trust Account at the time was $104,093,013.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

On July 7, 2022, the Company issued an unsecured promissory note to the Sponsor for up to an aggregate principal amount of $2,060,070 (the “Extension Funds”) to be deposited into the Company’s Trust Account in connection with the Extension.  The Company will deposit up to six equal installments of the Extension Funds, or $343,345, into the Trust Account on a monthly basis for each month of the Extension and such amount will be distributed either to: (i) all of the holders of the Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination. The Extension Funds note is not convertible and bears no interest and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. As of September 30, 2022, an aggregate of $1,030,035 has been drawn down on the Extension Funds and deposited into the Trust Account to cover the first three months of the extension. On October 11, 2022 and November 9, 2022, the Company drew an additional $343,345, for an aggregate of $686,690, under the Extension Funds and deposited it into the Trust Account for the fourth and fifth months of the Extension.

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

Liquidity and Going Concern

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, it may repay the notes out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On January 21, 2022, the Company issued a promissory note with respect to the Working Capital Loans in the principal amount of up to $1,500,000 to the Sponsor. The Working Capital Loan is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants (see Note 8). As of September 30, 2022, the Company had drawn $1,072,500 on the Working Capital Loan and had $472,500 available to draw.

As of September 30, 2022, the Company had $113,062 in its operating bank accounts, $105,664,618 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $2,601,113, which excludes $154,924 of interest earned on the Trust Account which is available to pay Delaware franchise taxes payable and income taxes payable. As of September 30, 2022, $590,643 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company has used and will be using the funds not held in the Trust Account and any additional funds available under the financing arrangement described below for completing the Company’s Target Business Combination.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The accompanying unaudited consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 12, 2022. The accompanying condensed balance sheet as of December 31, 2021 has been derived from the audited financial statements included in that annual report. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Reclassifications

Certain reclassifications have been made to the historical financial statements to conform to the quarterly period’s presentation. The reclassification relates to $85,100 from accumulated deficit to additional paid in capital presented on the condensed consolidated statement of stockholders’ deficit for the three months ended March 31, 2022 to conform with the current quarterly periods’ presentations. Such reclassification has no effect on net income (loss) as previously reported.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in Trust Account

At September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were primarily invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed consolidated balance sheets at fair value at the end of each reporting period. Interest earned and gains and losses resulting from the change in fair value of investments held in the Trust Account are included in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement from initial carrying value to redemption amount, which approximates fair value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock during the three and nine months ended September 30, 2021. The change in the carrying value of redeemable Class A common stock during the three and nine months ended September 30, 2022 was an increase of $1,490,958 and $1,498,386, respectively, which represents cumulative earnings on the Trust Account through September 30, 2022, net of Trust Account earnings paid out upon redemptions, and amounts available to pay for the Company’s tax obligations as of September 30, 2022.

At September 30, 2022 and December 31, 2021, the shares of Class A common stock reflected in the condensed consolidated balance sheet as temporary equity were reconciled in the following table:

Gross proceeds for the Initial Public Offering	$172,500,000
Less:
Proceeds allocated to the initial fair value of Public Warrants	(6,210,000)
Class A common stock issuance costs	(9,527,789)
Fair value of Founder Shares attributable to Anchor Investor allocated to redeemable Class A common stock, net of allocated transaction costs	(4,252,433)
Plus:
Remeasurement of carrying value to redemption value	19,990,222
Class A common stock subject to possible redemption, as of December 31, 2021	172,500,000
Less:
Class A common stock redeemed, including Trust Account earnings of $32,631	(68,488,691)
Plus:
Remeasurement of carrying value to redemption value	1,498,386
Class A common stock subject to possible redemption, as of September 30, 2022	$105,509,695

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the condensed consolidated statements of operations. For the Private Placement Warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology since the closing date of Initial Public Offering and as of September 30, 2022 (see Note 9). For the public warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at the closing date of Initial Public Offering and the level 1 quoted prices in an active market since the public warrants starting trading separately on March 1, 2021 and as of September 30, 2022 (see Note 9).

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The Company’s effective tax rate was (112.60)% and 0.00% for the three months ended September 30, 2022 and 2021, respectively, and 2.53% and 0.00% for the nine months ended September 30, 2022 and 2021, respectively. The effective tax rate differs from the statutory tax rate of 21% for the three and nine months ended September 30, 2022 and 2021, due to changes in fair values of warrant liability and Working Capital Loan, which are not included in taxable income, and the valuation allowance on the deferred tax assets.

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

While ASC 740 identifies usage of an effective annual tax rate for purposes of an interim provision, it does allow for estimating individual elements in the current period if they are significant, unusual or infrequent. Computing the effective tax rate for the Company is complicated due to the potential impact of the timing of any Business Combination expenses and the actual interest income that will be recognized during the year. The Company has taken a position as to the calculation of income tax expense in a current period based on ASC 740-270-25-3 which states, “If an entity is unable to estimate a part of its ordinary income (or loss) or the related tax (benefit) but is otherwise able to make a reasonable estimate, the tax (or benefit) applicable to the item that cannot be estimated shall be reported in the interim period in which the item is reported.” The Company believes its calculation to be a reliable estimate and allows it to properly take into account the elements that can impact its annualized book income and its impact on the effective tax rate. As such, the Company is computing its taxable income (loss) and associated income tax provision based on actual results through September 30, 2022.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Net (Loss) Income per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share of common stock is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating (loss) income per share of common stock. Re-measurement associated with the redeemable shares of Class A common stock is excluded from (loss) income per share of common stock as the redemption value approximates fair value. Net (loss) income is allocated among the classes of common stock based on weighted average shares outstanding.

The calculation of diluted (loss) income per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,825,000 shares of Class A common stock in the aggregate, not including warrants that may be acquired from the conversion feature in the Working Capital Loan. As of September 30, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net (loss) income per share of common stock is the same as basic net (loss) income per share of common stock for the periods presented.

Founder Shares subject to forfeiture (see Note 5) are not included in weighted average shares outstanding for basic net income (loss) income per share until the forfeiture restrictions lapse, however, they are included in weighted average shares outstanding for diluted net (loss) income per share for the entire period.

The following table reflects the calculation of basic and diluted net (loss) income per share of common stock (in dollars, except share amounts):

	For the Three Months Ended September 30, 2022				For the Nine Months Ended September 30,
	2022		2021		2022		2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per share of common stock
Numerator:
Allocation of net (loss) income	$(69,920)	$(27,776)	$820,102	$205,026	$3,747,387	$1,068,923	$(347,231)	$(86,808)
Denominator:
Basic and diluted weighted average shares outstanding	10,855,753	4,312,500	17,250,000	4,312,500	15,118,584	4,312,500	16,615,809	4,291,820

Basic and diluted net (loss) income per share of common stock	$(0.01)	$(0.01)	$0.05	$0.05	$0.25	$0.25	$(0.02)	$(0.02)

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

NOTE 4 — PRIVATE PLACEMENT WARRANTS

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,200,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($5,200,000 in the aggregate), in a private placement. Certain qualified institutional buyers or institutional accredited investors (“Anchor Investor”) purchased an aggregate of 780,000 Private Placement Warrants from the Sponsor at a price of $1.00 per Private Placement Warrant ($780,000 in the aggregate). As a result, the Sponsor and Anchor Investor held 4,420,000 and 780,000 Private Placement Warrants, respectively. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in the initial fair value of $0.72 per warrant of the Private Placement Warrants and the purchase price of $1.00 per share, the Company recorded a contribution to additional paid-in capital of $1,456,000 as of the date of the Private Placement issuance which is included in the condensed consolidated statement of stockholders’ equity (deficit) for the three months ended March 31, 2021.

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

SEPTEMBER 30, 2022

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

The transfer of the Founders Shares to the Company’s director nominees, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares and common stock purchase warrants is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2022 and December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, make Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On January 21, 2022, the Company issued a promissory note with respect to the Working Capital Loans in the principal amount of up to $1,500,000 to the Sponsor. The Working Capital Loan is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the lender’s discretion. The warrants would be identical to the Private Placement Warrants described in Note 8. On January 31, 2022, April 1, 2022, June 30, 2022 and September 30, 2022, $350,000, $112,500, $250,000 and $360,000 were drawn on the Working Capital Loan, respectively. As of September 30, 2022, the total Working Capital Loan amount outstanding is $1,072,500 and is included (at its then current fair value) in Working Capital Loan on the accompanying condensed consolidated balance sheet as of September 30, 2022. The Working Capital Loan is accounted for at fair value (see Note 9). The initial fair value of the Working Capital Loan draw on January 31, 2022 was $264,900, which resulted in a contribution of $85,100 to stockholders’ deficit. The initial fair value of the Working Capital Loan draws on April 1, 2022, June 30, 2022 and September 30, 2022 were $83,396, $184,807 and $177,331, which resulted in a contribution of $29,104, $65,193 and $182,669 to stockholders’ deficit, respectively. The fair value of the note as of September 30, 2022 was $528,300, which resulted in a change in fair value of the convertible note of $175,732 and $182,135 recorded in the condensed consolidated statements of operations for the three and nine months ended September 30, 2022, respectively.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

Extension Funds

On July 7, 2022, the Company issued an unsecured promissory note to the Sponsor for up to an aggregate principal amount of $2,060,070 to be deposited into the Trust Account in connection with the Extension.  The Company will deposit up to six equal installments of the Extension Funds, or $343,345, into the Trust Account on a monthly basis for each month of the Extension and such amount will be distributed either to: (i) all of the holders of the Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination. The Extension Funds note is not convertible and bears no interest and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. As of September 30, 2022, an aggregate of $1,030,035 has been drawn down on the Extension Funds and deposited into the Trust Account to cover the first three months of the extension.

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

Contingent Legal Fees

As of September 30, 2022 and December 31, 2021, the Company has incurred legal fees of $1,424,421 and $118,550, respectively, payments for which are contingent upon the consummation of the Business Combination, of which such amounts are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Merger Agreement

On May 18, 2022, the Company entered into the Merger Agreement. Unless otherwise defined herein, the capitalized terms used below have the meanings given to them in the Merger Agreement.

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

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, immediately prior to the Closing, (i) the First Merger will be consummated, as a result of which all of the issued and outstanding capital stock of Near will no longer be outstanding and will automatically be cancelled and will cease to exist in exchange for the right to receive the Merger Consideration (as defined below), and (ii) the Second Merger will be consummated, as a result of which all of the issued and outstanding capital stock of Near will no longer be outstanding and will automatically be cancelled and will cease to exist and each membership interest of Merger Sub 2 will remain outstanding as a membership interest of the surviving entity. Following the Business Combination, KludeIn will change its name to “Near Intelligence, Inc.”, or such other name as may be mutually agreed to by KludeIn and Near.

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

The material terms and conditions of the Merger Agreement and the related ancillary agreements, including those briefly explained below, were previously disclosed in the Company’s Current Report on Form 8-K filed by the Company with the SEC on May 19, 2022.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Registration Statement on Form S-4

The Company initially filed a Registration Statement on Form S-4, as amended, with the SEC on July 1, 2022 along with subsequent amendments on September 9, 2022, October 19, 2022 and November 10, 2022, in connection with the registration under the Securities Act of the shares of the Company’s Class A common stock to be issued under the Merger Agreement as the Merger Consideration. However, there is no assurance as to when or if this Registration Statement will be declared effective by the SEC.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 10,404,394 and 17,250,000 shares of Class A common stock issued and outstanding, respectively, all of which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

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

NOTE 8 — WARRANT LIABILITIES

As of September 30, 2022 and December 31, 2021, there were 8,625,000 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2022

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

At September 30, 2022 and December 31, 2021, there were 5,200,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021	September 30, 2022
Assets:
Cash and marketable securities held in Trust Account	1	$172,580,609	$105,664,618

Liabilities:
Warrant Liabilities – Public Warrants	1	5,180,136	1,035,000
Warrant Liabilities – Private Placement Warrants	3	3,131,574	624,000
Working Capital Loan	3	—	528,300

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

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

As of September 30, 2022 and December 31, 2021, the Private Placement Warrants were valued using a binomial lattice model which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of the closing date of the Initial Public Offering was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. As of September 30, 2022 and December 31, 2021, the Public Warrants were valued using the level 1 quoted prices in an active market.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Placement Warrants at September 30, 2022 and December 31, 2021:

	As of September 30, 2022	As of December 31, 2021
Stock price	$10.05	$9.84
Strike price	$11.50	$11.50
Volatility	3.0%	12.2%
Risk-free rate	4.20%	1.17%
Probability of Business Combination occurring	50%	75%
Dividend yield	0.0%	0.0%
Fair value of warrants	$0.12	$0.60

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and nine months ended September 30, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 11, 2021	3,744,000	6,210,000	9,954,000
Change in valuation inputs or other assumptions	(832,000)	(1,380,000)	(2,212,000)
Transfer to Level 1	—	(4,830,000)	(4,830,000)
Fair value as of March 31, 2021	2,912,000	—	2,912,000
Change in valuation inputs or other assumptions	988,000	—	988,000
Fair value as of June 30, 2021	3,900,000	—	3,900,000
Change in valuation inputs or other assumptions	(513,926)	—	(513,926)
Fair value as of September 30, 2021	$3,386,074	$—	$3,386,074

KLUDEIN I ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

(Unaudited)

The following table presents the changes in the fair value of Level 3 warrant liabilities for the three and nine months ended September 30, 2022:

Private Placement
Fair value as of January 1, 2022	$3,131,574
Change in fair value	(2,403,574)
Fair value as of March 31, 2022	728,000
Change in fair value	(157,111)
Fair value as of June 30, 2022	570,889
Change in fair value	53,111
Fair value as of September 30, 2022	$624,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the three and nine months ended September 30, 2021 was $4,830,000. There were no transfers from Level 3 to any other levels during the three and nine months ended September 30, 2022.

The Working Capital Loan was measured at fair value as of the date of the initial borrowing on January 31, 2022 and for subsequent borrowings on April 1, 2022 and June 30, 2022, and as of September 30, 2022. The discounted cash flow method was used to value the debt component of the Working Capital Loan and the Black Scholes Option Pricing Model was used to value the debt conversion option. There were no transfers out of Level 3 to other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 for the Working Capital Loan.

The following table provides quantitative information regarding Level 3 fair value measurements for the Working Capital Loan at September 30, 2022, June 30, 2022, April 1, 2022 and January 31, 2022:

	As of September 30, 2022	As of June 30, 2022	As of April 1, 2022	As of January 31, 2022
Stock price	$10.05	$9.99	$9.94	$9.87
Strike price	$11.50	$11.50	$11.50	$11.50
Volatility	0.0%	10.1%	3.8%	9.1%
Risk-free rate	4.01%	2.98%	2.40%	2.40%
Probability of Business Combination occurring	50%	75%	75%	75%
Dividend yield	0.0%	0.0%	0.0%	0.0%

KLUDEIN I ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(Unaudited)

The following contains additional information regarding the inputs used in the pricing models:

●	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

●	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

●	Volatility – the Company estimated the volatility of its common stock warrants based on implied volatility and actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants.

●	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

The following table presents the changes in the fair value of Level 3 Working Capital Loan for the three and nine months ended September 30, 2022:

Working Capital Loan
Fair value as of January 1, 2022	$—
Initial measurement at January 31, 2022 - $350,000 draw	264,900
Change in fair value	(5,400)
Fair value as of March 31, 2022	259,500
Initial measurement at April 1, 2022 - $112,500 draw	83,396
Initial measurement at June 30, 2022 - $250,000 draw	184,807
Change in fair value	(1,003)
Fair value as of June 30, 2022	526,700
Initial measurement at September 30, 2022 - $360,000 draw	177,331
Change in fair value	(175,731)
Fair value as of September 30, 2022	$528,300

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

On October 11, 2022, and November 9, 2022, the Company drew an additional $343,345, for an aggregate of $686,690, under the Extension Funds and deposited it into the Trust Account for the fourth and fifth months of the Extension.

On October 19, 2022, and November 10, 2022, the Company filed amendments to its Registration Statement on Form S-4.

On November 3, 2022, the Company entered into an Amendment No. 1 to the Agreement and Plan of Merger, which amended certain terms and conditions, including the number of post-closing Board of Directors, Trust Account proceeds, Minimum Cash Conditions and definitions of certain terms.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the proposed Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Proposed Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors sections of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”), our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 12, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which was filed with the SEC on May 16, 2022, our Registration Statement on Form S-4, as amended, which was initially filed with the SEC on July 1, 2022, along with subsequent amendments on September 9, 2022, October 19, 2022, and November 10, 2022, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the SEC on August 16, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

At the special meeting of stockholders on July 7, 2022 in connection with the Extension, stockholders holding 6,845,606 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, $68,488,348 (approximately $10.00 per share), which included $32,631 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligation, was removed from the Trust Account to pay such holders. Following these redemptions, the Company had 10,404,394 Public Shares outstanding and the aggregate amount remaining in the Trust Account at the time was $104,093,013.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 24, 2020 (inception) through September 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and subsequent to entering into a Merger Agreement on May 18, 2022, pursuing the completion of the business combination transaction. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income and unrealized gains on marketable securities held in the Trust Account, and gains or losses from the change in fair value of the warrant liabilities and the Working Capital Loan. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had net loss of $97,696, which consists of formation and operational costs of $643,147, change in fair value of the warrant liabilities of $141,203 and provision for income taxes of $51,742, partially offset by a change in fair value of the Working Capital Loan of $175,732, interest earned on marketable securities held in the Trust Account of $537,869 and an unrealized gain on marketable securities held in the Trust Account of $24,795.

For the nine months ended September 30, 2022, we had net income of $4,816,310, which consists of change in fair value of the warrant liabilities of $6,652,710, change in fair value of the Working Capital Loan of $182,135, interest earned on marketable securities held in the Trust Account of $855,534 and an unrealized gain on marketable securities held in the Trust Account of $9,440, partially offset by formation and operational costs of $2,758,585 and provision for income taxes of $124,924.

For the three months ended September 30, 2021, we had net income of $1,025,128, which consists of change in fair value of the warrant liabilities of $1,290,176, an unrealized gain on marketable securities held in the Trust Account of $3,734 and interest earned on marketable securities held in the Trust Account of $18,051, partially offset by formation and operational costs of $286,833.

For the nine months ended September 30, 2021, we had net loss of $434,039, which consists of transaction costs allocated to warrants of $523,013 and formation and operational costs of $931,960, partially offset by change in fair value of the warrant liabilities of $961,676, an unrealized gain on marketable securities held in the Trust Account of $1,361 and interest earned on marketable securities held in the Trust Account of $57,897.

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

For the nine months ended September 30, 2022, net cash used in operating activities was $1,681,820. Net income of $4,816,310 was affected by change in fair value of the warrant liabilities of $6,652,710, change in fair value of the Working Capital Loan of $182,135, interest earned on marketable securities held in the Trust Account of $855,534 and an unrealized gain on marketable securities held in Trust Account of $9,440. Changes in operating assets and liabilities provided $1,201,689 of cash for operating activities primarily because of the increase in accounts payable and accrued expenses.

For the nine months ended September 30, 2021, net cash used in operating activities was $897,443. Net loss of $434,039 was affected by change in fair value of the warrant liabilities of $961,676, interest earned on marketable securities held in the Trust Account of $57,897, transaction costs allocated to warrants of $523,013 and an unrealized loss on marketable securities held in Trust Account of $1,361. Changes in operating assets and liabilities provided $34,517 of cash for operating activities primarily because of an increase in accounts payable and accrued expenses, partially offset by an increase in prepaid expenses.

At September 30, 2022, we had cash and marketable securities held in the Trust Account of $105,664,618 (including $590,643 of interest income, including unrealized loss) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2022, we had withdrawn $322,309 of interest earned from the Trust Account to pay for the Company’s previously unpaid and accrued tax obligations.

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

At September 30, 2022, we had cash of $113,062 and borrowing capacity under the Working Capital Loans of $427,500. As of September 30, 2022, $1,072,500 was borrowed under the Working Capital Loan. The fair value of the note as of September 30, 2022 was $528,300. We intend to use the funds held outside the Trust Account and this borrowing capacity primarily for completing the Company’s Target Business Combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, make Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. If we complete a Business Combination, we may repay the notes out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On January 21, 2022, we issued a promissory in the principal amount of up to $1,500,000 to our Sponsor. The note is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants (see Note 8). As of September 30, 2022, the Company had drawn $1,072,500 on the Working Capital Loan and had $427,500 available to draw.

As indicated in the accompanying condensed consolidated financial statements, at September 30, 2022, the Company had $113,062 in cash, $105,664,618 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $2,601,113, which excludes $154,924 of interest earned on the Trust Account which is available to pay Delaware franchise taxes payable and income taxes payable. As of September 30, 2022, $590,643 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on April 12, 2022, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which was filed with the SEC on May 16, 2022, our Registration Statement on Form S-4, as amended, which was initially filed with the SEC on July 1, 2022, along with subsequent amendments on September 9, 2022, October 19, 2022 and November 10, 2022, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, which was filed with the SEC on August 16, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
2.1

Amendment No. 1 to Agreement and Plan of Merger, dated as of November 3, 2022, by and between KludeIn I Acquisition Corp. and Near Intelligence Holdings Inc. (incorporated to the Registrant’s Current Report on Form 8-K filed on November 9, 2022)

3.1	Amendment to Amended and Restated Certificate of Incorporation (incorporated to the Registrant’s Current Report on Form 8-K filed on July 7, 2022)
10.1	Promissory Note, dated as of July 7, 2022, issued to KludeIn Prime LLC (incorporated to the Registrant’s Current Report on Form 8-K filed on July 7, 2022)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File

*	Filed herewith.
**	Furnished herein.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLUDEIN I ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Narayan Ramachandran
	Name:	Narayan Ramachandran
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Mini Krishnamoorthy
	Name:	Mini Krishnamoorthy
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)