Form 10-K
period 2022-12-31
KLUDEIN I ACQUISITION CORP
filed 2023-03-17
CIK 1826671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39843

KludeIn I Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	85-3187857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1096 Keeler Avenue Berkeley, CA	94708
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 246-9907

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one redeemable Warrant	INKAU	The Nasdaq Stock Market LLC

Class A Common Stock, par value $0.0001 per share	INKA	The Nasdaq Stock Market LLC

Warrants, each exercisable for one share of Class A Common Stock for $11.50 per share, subject to adjustment	INKAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

The aggregate market value of the outstanding shares of the registrant’s Class A common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the 17,250,000 shares of Class A common stock then outstanding, and the closing price for the Class A common stock as reported on the Nasdaq Capital Market, on June 30, 2022 was $172,327,500.

As of March 17, 2023 there were 617,864 shares of Class A common stock, par value $0.0001 per share, and 4,312,500 shares of Class B common stock, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination (as defined below), including the Near Business Combination (as defined below);

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account (as defined below) balance; or

●	our financial performance.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“amended and restated certificate of incorporation” are to our amended and restated certificate of incorporation, as filed in the office of the Secretary of State of the State of Delaware on January 6, 2021, which was amended on July 7, 2022 and further amended on January 6, 2023, and as it may be further amended or supplemented from time to time;

●	“anchor investor” are to certain funds advised by Polar Asset Management Partners Inc., which purchased 9.9% of the units sold in our initial public offering (without taking into account the exercise of the over-allotment option) and became a member of our sponsor upon the consummation of our initial public offering;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“board of directors,” “board” or “directors” are to the board of directors of the Company (as defined below);

●	“business combination” are to a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses;

●	“Class A common stock” are to the shares of Class A common stock of the Company, par value $0.0001 per share;

●	“Class B common stock” are to the shares of Class B common stock of the Company, par value $0.0001 per share;

●	“Combination Period” are to the approximately 27-month period, from the closing of the initial public offering (as defined below) to April 11, 2023, that the Company has to consummate an initial business combination;

●	“common stock” are to the Class A common stock and the Class B common stock;

●	“Company,” “our Company,” “we” or “us” are to KludeIn I Acquisition Corp., a Delaware corporation;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account and warrant agent of our public warrants (as defined below);

●	“DGCL” are to the Delaware General Corporation Law;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“First Extension” are the extension approved at a special meeting of the stockholders held on July 7, 2022, pursuant to which the deadline by which the Company had to complete its initial business combination was extended from July 11, 2022 to January 11, 2023;

●	“founder shares” are to the shares of Class B common stock initially purchased by our initial stockholders (as defined below) in the private placement (as defined below) and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our business combination as described herein (for the avoidance of doubt, such Class A common stock will not be “public shares” (as defined below));

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on January 11, 2021;

●	“initial stockholders” are to our sponsor and any other holders of our founder shares prior to our initial public offering;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on December 5, 2020, as amended, and declared effective on January 6, 2021 (File No. 333-251337);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;

●	“management” or our “management team” are to our executive officers and directors;

●	“Merger Sub 1” are to Paas Merger Sub 1 Inc., a Delaware corporation and wholly owned subsidiary of the Company;

●	“Merger Sub 2” are to Paas Merger Sub 2 Inc., a Delaware corporation and wholly owned subsidiary of the Company;

●	“Nasdaq” are to the Nasdaq Capital Market;

●	“Near” are to Near Intelligence Holdings Inc., a Delaware corporation;

●	“Near Business Combination” are the collective transactions contemplated by the Near Merger Agreement (as defined below);

●	“Near Merger Agreement” are that certain Agreement and Plan of Merger, dated as of May 18, 2022 (as amended on November 3, 2022, December 23, 2022 and January 17, 2023, and as it may be further amended or supplemented from time to time), by and among the Company, Near, Merger Sub 1 and Merger Sub 2;

●

“Near Registration Statement” are to the Registration Statement on Form S-4 initially filed with the SEC on July 1, 2022, as amended (File No. 333-265952), which was declared effective by the SEC on February 13, 2023;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement” are to the private placement of warrants that occurred simultaneously with the closing of our initial public offering;

●	“private placement warrants” are to the warrants issued to our sponsor in the private placement;

●	“public shares” are to the shares of Class A common stock sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they were subscribed for in our initial public offering or purchased in the open market);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Second Extension” are the extension approved at a special meeting of the stockholders held on January 6, 2023, pursuant to which the deadline by which the Company has to complete its initial business combination was extended from January 11, 2023 to April 11, 2023;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“sponsor” are to KludeIn Prime LLC, a Delaware limited liability company;

●	“trust account” are to the U.S.-based trust account in which an amount of $172,500,000 from the net proceeds of the sale of the units in the initial public offering and the private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-half of one public warrant; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a business combination, the sponsor may, but is not obligated to, loan the Company.

v

PART I

Item 1. Business.

Overview

KludeIn I Acquisition Corp. is a blank check company incorporated in Delaware on September 24, 2020 for the purpose of effecting an initial business combination. While we may pursue a business combination in any sector or geography, we are focusing our efforts on completing a business combination with a high-quality software or technology-enabled growth business serving consumers or enterprises in the United States with an enterprise value between $500 million and $1.5 billion.

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

Initial Public Offering

On January 11, 2021, we consummated our initial public offering of 17,250,000 units, including 2,250,000 units sold upon the exercise of the underwriters’ over-allotment option in full. Each unit consists of one share of Class A common stock, and one-half of one redeemable warrant of the Company, with each whole warrant entitling the holder thereof to purchase one share of Class A common stock for $11.50 per whole share. The units were sold at a price of $10.00 per unit, generating gross proceeds to the Company of $172,500,000.

Simultaneously with the closing of the initial public offering, we completed the private sale of an aggregate of 5,200,000 warrants to our sponsor at a purchase price of $1.00 per private placement warrant, generating gross proceeds of $5,200,000.

A total of $172,500,000, comprised of $169,050,000 of the proceeds from the initial public offering and $3,450,000 of the proceeds of the sale of the private placement warrants was placed in the trust account maintained by Continental, acting as trustee.

The past performance of our management team, or their respective affiliates, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to identify a suitable candidate for our initial business combination, including the Near Business Combination. No member of our management team has been an officer or director of a SPAC in the past. You should not rely on the historical record of our management team’s or their respective affiliates’ performance as indicative of our future performance.

Members of our management team may become an officer or director of another SPAC with a class of securities registered under the Exchange Act even before we have entered into a definitive agreement regarding our initial business combination.

Near Business Combination

On May 18, 2022, we entered into the Near Merger Agreement with Near, Merger Sub 1 and Merger Sub 2. Capitalized terms not defined but otherwise used in the following description have the meanings ascribed to them in the Near Merger Agreement.

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

The Mergers

Pursuant to the Near Merger Agreement and subject to the terms and conditions set forth therein, immediately prior to the consummation of the business combination (the “Closing”) (i) Merger Sub 1 and Near will consummate the first merger (the “First Merger”), pursuant to which Merger Sub 1 will be merged with and into Near, with Near continuing as the surviving corporation and a wholly owned subsidiary of the Company, as a result of which all of the issued and outstanding capital stock of Near will no longer be outstanding and will automatically be cancelled and will cease to exist in exchange for the right to receive the Merger Consideration (as defined below), and (ii) Near, as the surviving corporation and a wholly owned subsidiary of the Company after the First Merger, will merge with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity, as a result of which all of the issued and outstanding capital stock of Near will no longer be outstanding and will automatically be cancelled and will cease to exist and each membership interest of Merger Sub 2 will remain outstanding as a membership interest of the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). Following the Near Business Combination, the Company will change its name to “Near Intelligence, Inc.”, or such other name as may be mutually agreed to by the Company and Near. The Near Business Combination, including the Mergers and the other transactions contemplated by the Near Merger Agreement (collectively, the “Transactions”).

The “Merger Consideration” payable to Near security holders from the Company at the effective time of the First Merger (the “First Effective Time”) will have an aggregate value equal to, without duplication, (i) the Company Base Value (as defined below), (ii) minus (or plus, if negative), the Closing Net Debt, (iii) (x) plus, in the event that the Closing Net Working Capital Amount exceeds the Target Net Working Capital Amount, the difference between the Closing Net Working Capital Amount and the Target Net Working Capital Amount, or (y) minus, in the event that the Closing Net Working Capital Amount is less than the Target Net Working Capital Amount, the difference between the Closing Net Working Capital Amount and the Target Net Working Capital Amount, and (iv) minus the amount of any unpaid Company Transaction Expenses. For purposes of the Near Merger Agreement, “Company Base Value” is an amount equal to Five Hundred Seventy-Five Million U.S. Dollars ($575,000,000) plus the amount of any Permitted Equity Financing. A “Permitted Equity Financing” is any equity financing transaction or series of equity financing transactions entered into by Near on or after the date of the Near Merger Agreement, by way of issuance, subscription or sale, which results in cash proceeds to Near prior to the First Effective Time in an amount not exceeding Fifty Million U.S. Dollars ($50,000,000), in exchange for shares of stock or convertible securities of Near (excluding, for the avoidance of doubt, any instrument issued by Near in connection with the Permitted Debt contemplated under the Near Merger Agreement).

The Merger Consideration to be paid to the Near security holders will be paid solely by the delivery of new Company securities in accordance with the Conversion Ratio specified in the Near Merger Agreement. In accordance with the terms and subject to the conditions of the Near Merger Agreement, at the First Effective Time (i) each share of Near’s common stock outstanding as of immediately prior to the First Effective Time will be converted into a right to receive a number of shares of the Company’s Class A common stock (“Purchaser Class A Common Stock”) (with each valued at $10.00 per share), (ii) each outstanding Near restricted stock unit (whether vested or unvested) will be assumed by the Company and converted into a restricted stock unit of the Company, (iii) each outstanding Near warrant that is issued and outstanding will be assumed by the Company and converted into a corresponding warrant to purchase shares of Purchaser Class A Common Stock, in accordance with the terms of such warrants, and (iv) to the extent there are any other Near convertible securities, if not exercised or converted prior to the First Effective Time, such security will be cancelled, retired and terminated and cease to represent a right to acquire, be exchanged for or convert into shares of Purchaser Class A Common Stock.

Near Reorganization

Prior to the Transactions, Near and Near Pte. Ltd., a Singapore corporation (“N Sing”), entered into a contribution agreement (together with all agreements, deeds, instruments or other documents to implement and effect the Contribution, the “Contribution Documents”) and consummated the contribution by N Sing of the assets specified in the Contribution Documents to Near in exchange for all of the capital stock of Near pursuant to the terms and conditions of the Contribution Documents (the “Contribution”). Prior to the Closing, N Sing will distribute the capital stock of Near received by it in the Contribution to all of the shareholders of N Sing, such that all of the shareholders of N Sing will constitute and become the sole stockholders of Near and the capital stock and ownership structure of Near will reflect the share capital and ownership structure of N Sing on a 1,000:1 basis as provided in the Contribution Documents at the time of such distribution (the “Reorganization”).

Representations and Warranties

The Near Merger Agreement contains customary representations and warranties made by each of Near and the Company as of the date of the Near Merger Agreement or other specified dates, in each case relating to, among other things, organization and qualification, governing documents, capitalization, authority, no conflicts and absence of litigation. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. As used in the Near Merger Agreement, “Material Adverse Effect” means, with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had, or would reasonably be expected to have, individually or in the aggregate, a material adverse effect upon (i) the business, assets, liabilities, results of operations or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or (ii) the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Near Merger Agreement or the Ancillary Documents to which it is a party or bound or to perform its obligations thereunder, in each case, subject to certain customary exceptions.

No Survival

The representations and warranties of the parties contained in the Near Merger Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach. The covenants and agreements of the parties contained in the Near Merger Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed in accordance with their terms.

Covenants of the Parties

Each party agreed in the Near Merger Agreement to use its commercially reasonable efforts to effect the Closing and to comply as promptly as practicable with all requirements of governmental authorities applicable to the transactions contemplated by the Near Merger Agreement. The Near Merger Agreement also contains, subject to certain exceptions, certain customary covenants by each of the parties during the period from the date of the Near Merger Agreement and continuing until the earlier of the termination of the Near Merger Agreement in accordance with its terms or the Closing (the “Interim Period”), including (i) the provision of access to their properties, books and personnel; (ii) the operation of their respective businesses in the ordinary course of business; (iii) the provision of certain specified financial statements by Near to the Company; (iv) the Company’s public filings; (v) no insider trading; (vi) notifications of certain breaches, consent requirements or other matters; (vii) efforts to consummate the Business Combination; (viii) tax matters; (ix) further assurances; (x) public announcements; and (xi) confidentiality. Near agreed to use commercially reasonable efforts to consummate the Reorganization prior to Closing. During the Interim Period, Near may consummate the Permitted Equity Financing and the Company will use commercially reasonable efforts to obtain financing that is reasonably acceptable to Near (a “Transaction Financing”) in order to cause the Minimum Cash Condition (as defined below) to be satisfied and Near and its representatives will reasonably cooperate with the Company in connection with such efforts. The Near Merger Agreement also contains certain customary post-Closing covenants regarding indemnification of directors and officers and the purchase of tail directors’ and officers’ liability insurance and use of trust account proceeds. In addition, Near agreed to obtain its required stockholder approvals in the manner required under its organizational documents and applicable law for, among other things, the adoption and approval of the Near Merger Agreement and each of the Ancillary Documents to which Near is or is required to be a party or bound, and the consummation of the Near Business Combination, including the First Merger. The Company also agreed not to change its board recommendation to its stockholders unless in response to a Purchaser Intervening Event (as defined in the Near Merger Agreement) and to seek to obtain the approval of its stockholders to extend the deadline by which it must complete its initial business combination for a period of up to six (6) months (such extension, the “Permitted Extension”; such period, the “Permitted Extension Period”), with such extension to be effectuated on a monthly basis, provided that the Company has agreed under the Near Merger Agreement to seek such extension for the first three (3) monthly periods of the Permitted Extension Period (such first three (3) monthly periods of the Permitted Extension Period, the “Prescribed Extension Period”).

Registration Statement on Form S-4

The parties made customary covenants regarding the Near Registration Statement, in connection with the registration under the Securities Act of the shares of Purchaser Class A Common Stock to be issued under the Near Merger Agreement as the Merger Consideration. The Near Registration Statement was initially filed on July 1, 2022, subsequently amended, and declared effective by the SEC on February 13, 2023. The Near Registration Statement contains the Company proxy statement to solicit proxies from the Company’s stockholders to approve, among other things, unless otherwise agreed to between the Company and Near (i) the Near Merger Agreement and the Transactions, including the Mergers, and the issuance of the Company’s securities in connection with the Near Business Combination and, to the extent required, the Common Stock Financing and/or any Transaction Financing; (ii) the adoption and approval of the amended and restated the Company certificate of incorporation, to, among other matters, (a) provide that the name of the Company shall be changed to “Near Intelligence, Inc.”, or such other name as mutually agreed to by the Company and Near, (b) provide for size and structure of the board of directors of the Company in accordance with the Near Merger Agreement, and (c) remove and revise certain provisions in the certificate of incorporation related to the Company’s status as a blank check company; (iii) the adoption and approval of (a) a new equity incentive plan (the “Incentive Plan”), pursuant to which the Company will issue up to a number of shares equal to six percent (6%) of the shares issued as the Merger Consideration, and (b) a new management performance plan (the “Management Performance Plan”), pursuant to which the Company shall issue up to a number of shares equal to eight percent (8%) of the shares issued as the Merger Consideration to certain members of management should certain milestones provided therein be met within five (5) years after the Closing; and (iv) the appointment of the members of the board of directors of the Company in accordance with the Near Merger Agreement (the “Purchaser Stockholder Approval Matters”).

Directors and Officers of the Company Following the Closing

The parties will take all necessary action, so that effective as of the Closing, the Company’s board of directors will consist of five (5) directors, including (i) one (1) director designated by Near prior to the Closing, (ii) one (1) director designated by the Company prior to the Closing, and (iii) three (3) directors who are independent under Nasdaq rules who are mutually agreed by Near and the Company prior to the Closing.

The parties will take all action necessary (including causing the executive officers of the Company to resign) so that the individuals serving as the chief executive officer and chief financial officer, respectively, of the Company immediately after the Closing will be the same individuals (in the same office) as that of Near immediately prior to the Closing (unless the Company and Near agree to appoint another qualified person to either such role, in which case, such other individual shall serve in such role). The other executive officers of Near prior to the Closing are expected to continue in such offices of the combined company following the Closing. Prior to the Closing, if reasonably requested by the Company, the Company and certain key employees of Near will enter into employment agreements, effective as of the Closing, in form and substance reasonably acceptable to the Company and Near.

No Solicitation of Acquisition Proposals

Each party also agreed during the Interim Period not to solicit, assist, initiate or facilitate the making, submission or announcement of, or intentionally encourage any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions, to notify the others as promptly as practicable in writing of the receipt of any inquiries, proposals or offers, requests for information or requests relating to an alternative competing transaction or any requests for non-public information relating to such transaction, and to keep the other party informed of the status of any such inquiries, proposals, offers or requests for information.

Conduct of Near and the Company Pending Closing

Under the Near Merger Agreement, during the Interim Period, Near has agreed, except as expressly contemplated by other provisions of the Near Merger Agreement, any of the other Ancillary Documents or the Contribution Agreements, or as set forth in disclosure schedules, required by applicable law, or unless the Company otherwise consents in writing (such consent not to be unreasonably withheld, conditioned or delayed), among other exceptions, to, and to cause each of its subsidiaries to, in all material respects conduct its business in the ordinary course of business consistent with practice and in material compliance with law and to refrain, subject to certain exceptions, from taking certain specified actions, such as amending its organizational documents, increasing wages and compensation payable to its employees, issuing equity securities, waiving rights under or terminating any material contracts, or incurring indebtedness over certain specified thresholds.

Additionally, under the Near Merger Agreement, during the Interim Period, the Company has agreed, except as expressly contemplated by other provisions of the Near Merger Agreement or the Ancillary Documents, required by applicable law, or unless Near otherwise consents in writing (such consent not to be unreasonably withheld, delayed or conditioned), to, and to cause each of its subsidiaries to, conduct its business, in all material respects, in the ordinary course of business consistent with past practice and to comply with all laws applicable to the Company and its subsidiaries and their respective businesses, assets and employees, and to refrain, subject to certain exceptions, from taking certain specified actions, such as amending its organizational documents, issuing equity securities, waiving rights under or terminating any material contracts, or incurring indebtedness over certain specified thresholds.

Conditions to Closing

The Near Merger Agreement contains conditions to Closing, including the following mutual conditions of the parties (unless waived): (i) approval of the stockholders of the Company and Near; (ii) approvals of, or completion of any filings required to be made with, any governmental authorities; (iii) no law or order preventing the Near Business Combination; (iv) the members of the post-Closing board of directors of the Company having been elected or appointed as of the Closing, consistent with the requirements of the Near Merger Agreement; and (v) the Near Registration Statement having been declared effective by the SEC.

In addition, unless waived by Near, the obligations of Near to consummate the Near Business Combination are subject to the satisfaction of the following additional conditions to Closing, in addition to the delivery by the Company of customary certificates and other Closing deliverables: (i) the representations and warranties of the Company being true and correct as of the date of the Near Merger Agreement and the date of the Closing, except to the extent made as of a particular date (subject to Material Adverse Effect qualifiers where applicable); (ii) the Company having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Near Merger Agreement required to be performed or complied with by it on or prior to the date of the Closing; (iii) the absence of any Material Adverse Effect with respect to the Company since the date of the Near Merger Agreement which is continuing and uncured; (iv) the Company having cash and cash equivalents, including funds remaining in the trust account (following the exercise of any redemption rights by holders of the Company’s Class A common stock (the “Redemption”) and the proceeds of any Transaction Financing, prior to the payment of the Company’s unpaid transaction expenses due at the Closing, at least equal to Ninety-Five Million U.S. Dollars ($95,000,000) less the aggregate amount of proceeds of any Permitted Equity Financing and any Permitted Debt available to any Target Company following the Closing that previously has been drawn down by any Target Company prior to the Closing (the “Minimum Cash Condition”); (v) the Company having filed its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware; and (vi) the shares of the Company’s Class A common stock to be issued in connection with the Near Business Combination having been approved for listing on the Nasdaq, subject only to official notice of issuance.

Unless waived by the Company, the obligations of the Company and the Merger Subs to consummate the Near Business Combination are subject to the satisfaction of the following additional Closing conditions, in addition to the delivery by Near of customary certificates and other Closing deliverables: (i) the representations and warranties of Near being true and correct as of the date of the Near Merger Agreement and the date of the Closing, except to the extent made as of a particular date (subject to the Material Adverse Effect qualifiers); (ii) Near having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Near Merger Agreement required to be performed or complied with or by it on or prior to the date of the Closing; (iii) the absence of any Material Adverse Effect with respect to Near and its subsidiaries since the date of the Near Merger Agreement which is continuing and uncured; and (iv) the Lock-Up Agreements, Amended and Restated Registration Rights Agreement and Non-Competition Agreements being in full force and effect in accordance with the terms thereof as of the Closing. The parties anticipate closing the Near Business Combination in the first half of 2023; however, no assurance can be given that the Closing will occur in the first half of 2023, or at all.

Termination

The Near Merger Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including: (i) by mutual written consent of the Company and Near; (ii) by either the Company or Near if any of the conditions to Closing have not been satisfied or waived by July 11, 2022 (the “Outside Date”), provided, that if the Company obtains the approval of its stockholders for the Permitted Extension, then the Outside Date, automatically and without action on the part of any party, will be extended for an additional period ending on the last date then in effect for the Company to consummate its “Business Combination” (under its organizational documents) pursuant to the applicable extension period then in effect during the Permitted Extension Period, provided, further, however, that in the event that the Company fails to seek an extension for any one (1)-month period following the Prescribed Extension Period, then the Company or Near, each by written notice to the other party, will have the right to terminate the Near Merger Agreement; and further provided that such termination right will not be available to a party if the breach or violation by such party or its affiliates (or, with respect to Near, its direct or indirect subsidiaries or stockholders) of any representation, warranty, covenant or obligation under the Near Merger Agreement was the cause of, or resulted in, the failure of the Closing to occur on or before the Outside Date; (iii) by either the Company or Near if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Transactions, and such order or other action has become final and non-appealable (and so long as the terminating party’s failure to comply with any provision of the Near Merger Agreement has not been a substantial cause of, or substantially resulted in, such action by such governmental authority); (iv) by either the Company or Near in the event of the other party’s uncured breach or if any representation or warranty has become untrue or inaccurate, if such breach or inaccuracy would result in the failure of a closing condition (and so long as the terminating party is not also in breach under the Near Merger Agreement) and is uncured and continuing; (v) by the Company if there has been a Material Adverse Effect on Near and its subsidiaries taken as a whole following the date of the Near Merger Agreement that is uncured and continuing; (vi) by either the Company or Near if the stockholders of the Company do not approve the Purchaser Stockholder Approval Matters at a special meeting held by the Company; (vii) by either the Company or Near if the required approval from the Near stockholders is not obtained at a meeting of stockholders or via written consent by the Near stockholders to approve the Near Merger Agreement and the ancillary documents which Near is or is required to be a party or bound and the Business Combination; and (viii) by Near if the Company’s board of directors (x) changes, withdraws, withholds, amends, qualifies or modifies, or (privately or publicly) proposes to change, withdraw, withhold, amend, qualify or modify, its determination that the Mergers and other Transactions are fair, advisable and in the best interests of its stockholders, its approval of the Transactions, or the recommendation to its stockholders in favor of the approval and adoption of the Near Merger Agreement for any reason in a manner adverse to Near, or (y) fail to include such recommendation in the Registration Statement (or proxy statement in connection with the Business Combination).

If the Near Merger Agreement is terminated, all further obligations of the parties under the Near Merger Agreement (except for certain obligations related to publicity, confidentiality, fees and expenses, trust fund waiver, no recourse and general provisions) will terminate, and no party to the Near Merger Agreement will have any further liability to any other party thereto except for liability for any claim based in whole or in part upon fraud, willful misconduct or intentional misrepresentation or for willful breach of the Near Merger Agreement prior to termination. The Near Merger Agreement does not provide for any termination fees, however Near agreed to be responsible for any filing fees and expenses under any applicable antitrust laws.

Trust Account Waiver

Near agreed on behalf of itself and its affiliates that neither it nor its affiliates will have any right, title, interest of any kind in or to any monies in the trust account held for its public stockholders, and agreed not to, and waived any right to, make any claim against the trust account (including any distributions therefrom) other than in connection with the Closing.

Certain Related Agreements

Company Stockholder Voting and Support Agreements

Simultaneously with the execution and delivery of the Near Merger Agreement, the Company and Near have entered into Voting and Support Agreements (collectively, the “Company Stockholder Support Agreements”) with (i) N Sing, as the sole Near stockholder before the completion of the Reorganization, and (ii) certain N Sing shareholders, who will become the Near stockholders upon the completion of the Reorganization, holding shares of Near capital stock sufficient to approve the First Merger and the other Transactions (“Near Stockholders”). Under the Company Stockholder Support Agreements, each Near Stockholder signing the Company Stockholder Support Agreement agreed to vote all of such stockholder’s securities of Near in favor of the Near Merger Agreement and the other matters to be submitted to Near Stockholders for approval in connection with the Near Business Combination and each such Near Stockholder has agreed to take (or not take, as applicable) certain other actions in support of the Near Merger Agreement and the Near Business Combination, in each case in the manner and subject to the conditions set forth in the Company Stockholder Support Agreements, and to provide a proxy to the Company to vote such Near securities accordingly. The Company Stockholder Support Agreements prevent transfers of Near securities held by such Near Stockholders between the date of the Company Stockholder Support Agreements and the date of the completion of the Reorganization or the date of the completion of the Reorganization and the date of Closing, as applicable, except for certain permitted transfers where the transferee also agrees to comply with the Company Stockholder Support Agreements.

Sponsor Voting and Support Agreement

Simultaneously with the execution and delivery of the Near Merger Agreement, the Company and Near have entered into a Voting and Support Agreement (collectively, the “Sponsor Support Agreement”) with the sponsor. Under the Sponsor Support Agreement, the sponsor agreed to vote all of the sponsor’s securities of the Company in favor of the Near Merger Agreement and the other matters to be submitted to the Company stockholders for approval in connection with the Near Business Combination and the sponsor has agreed to take (or not take, as applicable) certain other actions in support of the Near Merger Agreement and the Near Business Combination, in each case in the manner and subject to the conditions set forth in the Sponsor Support Agreement, and to provide a proxy to Near to vote such the Company shares accordingly. The sponsor also agreed to waive its anti-dilution rights with respect to the shares of the Company’s Class B common stock held by the sponsor and redemption right with respect to its Company securities. The Sponsor Support Agreement prevent transfers of Company securities held by the sponsor thereto between the date of the date of the Sponsor Support Agreement and the date of Closing, except for certain permitted transfers where the transferee also agrees to comply with the Sponsor Support Agreement.

Lock-Up Agreements

Simultaneously with the execution and delivery of the Near Merger Agreement, the N Sing shareholders (who will become Near stockholders after the Reorganization) and certain Near executive and senior officers entered into Lock-Up Agreements with the Company (collectively, the “Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, certain N Sing shareholders who are controlled by Near executive officers and Near’s executive officers agreed not to, during the period commencing from the Closing and ending upon the earlier to occur of (i) the one (1)-year anniversary of the Closing and (ii) subsequent to the Closing, (x) if the reported closing price of the Company’s Class A Common Stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Closing, or (y) the date following the Closing on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their Class A Common Stock of the Company for cash, securities or other property: (A) lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any Company restricted securities, (B) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such Company restricted securities, or (C) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (A) or (ii) above is to be settled by delivery of the Company restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers where the transferee takes the shares subject to the restrictions in the Lock-Up Agreement). Pursuant to the Lock-Up Agreements, certain other significant Near stockholders and Near senior officers agreed not to Transfer any Company securities commencing from the Closing and ending on the earlier of (i) 180 days of the Closing and (ii) the date following the Closing on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their Class A common stock for cash, securities or other property (in each case, subject to certain limited permitted transfers where the transferee takes the shares subject to the restrictions in the Lock-Up Agreement).

Non-Competition and Non-Solicitation Agreements

Simultaneously with the execution and delivery of the Near Merger Agreement, certain individuals who are expected to be directors and/or officers of the Target Companies following the Closing entered into Non-Competition and Non-Solicitation Agreements (the “Non-Competition Agreements”) in favor of Near and the Company and their direct and indirect subsidiaries through the Closing. Under the Non-Competition Agreements, the signatory thereto agrees not to compete with the Company, Near and their respective affiliates during the two-year period following the Closing and, during such two-year restricted period, not to solicit employees or customers of such entities. The Non-Competition Agreements also contain customary confidentiality and non-disparagement provisions.

Amended and Restated Registration Rights Agreement

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

Common Stock Subscription Agreement

Simultaneously with the execution and delivery of the Near Merger Agreement, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CF Registration Rights the Company’s Agreement”) with CF Principal Investments LLC (“CF”). Pursuant to the Common Stock Purchase Agreement, following the Closing, Near (the combined company), as the Company’s successor, has the right to sell to CF up to a Total Commitment (as defined in the Common Stock Purchase Agreement) of $100,000,000 in shares of Near’s Common Stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. Near is obligated under the Common Stock Purchase Agreement and the CF Registration Rights Agreement to file a registration statement with the SEC to register under the Securities Act for the resale by CF of shares of common stock that Near may issue to CF under the Common Stock Purchase Agreement.

The Company will not have the right to commence any sales of common stock to CF under the Common Stock Purchase Agreement until the Commencement (as defined in the Common Stock Purchase Agreement), which is the time when all of the conditions to the Company’s right to commence sales of common stock to CF set forth in the Common Stock Purchase Agreement have been satisfied, including that a registration statement relating to the common stock is filed and declared effective by the SEC.

After the Commencement, Near will have the right from time to time at its sole discretion until the first day of the month next following the 36-month period from and after the Commencement, to direct CF to purchase up to a specified maximum amount of shares of Common Stock as set forth in the Common Stock Purchase Agreement by delivering written notice to CF prior to the commencement of trading on any trading day. Near will control the timing and amount of any sales of the Common Stock to CF. Actual sales of shares of the Common Stock to CF under the Common Stock Purchase Agreement will depend on a variety of factors to be determined by Near from time to time, including, among other things, market conditions, and the trading price of the Common Stock.

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

The Common Stock Purchase Agreement and the CF Registration Rights Agreement contain customary representations, warranties, conditions and indemnification obligations of the parties. The representations, warranties and covenants contained in such agreements were made only for purposes of such agreements and as of specific dates, were solely for the benefit of the parties to such agreements and may be subject to limitations agreed upon by the contracting parties.

Near will have the right to terminate the Common Stock Purchase Agreement at any time after Commencement, at no cost or penalty, upon three (3) trading days’ prior written notice. Additionally, CF will have the right to terminate the Common Stock Purchase Agreement upon three days’ prior written notice to the Company if there is a Material Adverse Effect or a Fundamental Transaction (as defined in the Common Stock Purchase Agreement) or Near is in breach or default in any material respect of the Registration Rights Agreement, or trading in the Common Stock on the Nasdaq is suspended. No termination of the Common Stock Purchase Agreement will affect the registration rights provisions contained in the CF Registration Rights Agreement.

In connection with the execution of the Common Stock Purchase Agreement, Near will issue to CF shares of Common Stock in an amount equal to $2,000,000 at a per share price based on the price of Near’s Common Stock on the Commencement Date to CF as consideration for its irrevocable commitment to purchase the shares of Common Stock upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement.

Other than as specifically discussed, this Report does not assume the closing of the Near Business Combination.

Combination Period and Extensions

Shortly following entering into the Near Merger Agreement, we and Near discussed the timing of consummating the Closing and determined that additional time likely would be needed to complete regulatory review for the proposed Near Business Combination. Accordingly, on May 24, 2022, we and Near agreed that the Company should seek approval from its stockholders for an extension of up to six months to close the Near Business Combination extending the period for completing the Near Business Combination from July 11, 2022 to January 11, 2023, the First Extension. In connection with seeking stockholder approval of this First Extension, it was also determined that, in order to incentivize the Company’s public stockholders to support the extension, approximately $0.03 per public share per month should be deposited into the trust account for each public share that was not redeemed in connection with the stockholder meeting to approve the First Extension. The Company initially requested that Near provide extension funding for several reasons, primarily to minimize stockholder concerns about the ability to consummate an extension, because the funding was pre-committed, and more importantly to demonstrate that Near was committed to the business combination. Additionally, Near, which had already invested a significant amount of time and resources into preparing for a public listing via the proposed Near Business Combination, believed that the opportunity cost of terminating the proposed business combination was higher than the incremental financing to support the extension. As such, Near was willing to loan to the Company the cash needed solely to fund $0.03 per public share per month through January 11, 2023 not redeemed, to deposit into the trust account, and to be repaid upon the consummation of the Company’s initial business combination.

While Near was willing to fund the $0.03 per public share per month in connection with the First Extension, Near’s debt instruments included covenants that prohibited the release of such funds in the form of a loan to the Company to be deposited into the trust account. Upon discussion and an understanding of the situation, the sponsor agreed to fund the extension funds.

On July 7, 2022, the Company’s stockholders approved the First Extension, extending the date by which the Company must consummate its initial business combination from July 11, 2022 to January 11, 2023 (or such earlier date, subject to certain conditions of the Near Merger Agreement, as determined by the board of directors). Because the Near Business Combination still had not closed by late November, the parties agreed to seek a further extension, and on January 6, 2023, the Company sought stockholder approval of, and the Company’s stockholders approved, the Second Extension, extending the date by which the Company must consummate its initial business combination from January 11, 2023 to April 11, 2023 (or such earlier date as determined by the board of directors). If the Company’s initial business combination, such as the Near Business Combination, is not consummated by April 11, 2023, then the Company’s existence will terminate, and the Company will distribute the amounts in the trust account as provided in the Company’s amended and restated certificate of incorporation. In connection with the First Extension, the Company’s stockholders holding 6,845,606 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $68,488,348 (approximately $10.00 per share) was removed from the trust account to pay such holders. In connection with the First Extension, on July 7, 2022, the Company issued a promissory note in the aggregate principal amount of up to $2,060,070 (the “First Extension Funds”) to the sponsor, pursuant to which the sponsor agreed to provide the Company with equal installments of $343,345, to be deposited into the trust account for each month in which the date by which the Company must consummate its initial business combination is extended, from July 11, 2022 until January 11, 2023, up to an amount in the aggregate equal to the First Extension Funds.

On November 23, 2022, following certain accommodations under Near’s debt instruments, Near was able to, and agreed to, fund the extension funds starting November 2022. Near committed to loan certain of the Extension Funds to the Company, and the Company issued a promissory note, dated as of November 18, 2022, in the aggregate principal amount of up to $686,690, to Near (the “Near Extension Note”). The Near Extension Note relates to the final two payments of the First Extension Funds of $343,345 each. As of January 17, 2023, an aggregate of $2,060,070 has been drawn down on the First Extension Funds and the Near Extension Note and deposited into the trust account to cover the six months paid in connection with the First Extension.

In connection with the Second Extension, stockholders holding 9,786,530 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $101 million (approximately $10.32 per public share) was removed from the trust account to pay such holders and approximately $6.376 million remained in the trust account. Following redemptions, the Company has 617,864 public shares outstanding.

Our Opportunity

We are pursuing a business combination, such as the Near Business Combination, with a high-quality software or technology-enabled growth business serving consumers or enterprises in the United States with an enterprise value between $500 million and $1.5 billion. We are searching for a target company that will generate value to its customers and rely on differentiated software for customer acquisition, efficiency gains, process improvement or customer retention and service. While the private capital markets for technology companies have seen a significant influx of capital in recent years, causing companies to remain private longer, we believe there are advantages to being a public company, including increased access to capital, strong brand awareness and increased liquidity for shareholders.

We believe that our intended target companies will benefit from becoming publicly-held companies following a business combination with our company. We are targeting growth-oriented companies, such as Near, with a strong and experienced management team that we believe can realize the longer term benefits of being a public company.

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

Our Competitive Advantage

●	Extensive Investment Experience: Our team members have 75 years of combined investment experience in both private and public markets and have made 100 investments through a variety of investment climates and technology trends. We believe this experience provides us a valuable perspective on potential target businesses.

●	Operational Experience: Our team is comprised of former entrepreneurs who have founded companies, sold companies and taken companies public. Our team members sit on the boards of directors of a number of high-profile private and public companies in both India and the United States.

●	Strong Network of CXOs and Advisory Board: We have an extensive network of experienced Chief Experience Officer operators that we believe will add significant value to companies through technological, operational and strategic advice. We believe this network makes us an attractive suitor to potential business combination targets.

●	Complete Spectrum: Our management team has extensive experience investing across the various phases of a company’s lifecycle. Our team members have collectively sourced, structured and invested in transactions ranging from venture-stage to late-stage growth companies. We understand how companies across the growth spectrum can efficiently use capital to create value.

●	Experience in Taking a Company Public: Our team includes managers who have not only invested in public companies but taken companies public. We understand how to guide a company through the transition from private to public.

●	Data Science: Our data science approach involves deep and fundamental analysis of key operating metrics, initial public offering performance and sub-sector movements, which we believe provides reliable predictions of target company performance in public markets.

●	M&A Experience: Our team has decades of combined experience executing mergers and acquisition transactions on both the buy and sell side as entrepreneurs, bankers and investors.

●	Due Diligence: We apply a thorough and focused method for conducting due diligence on both private and public companies. We understand what generates value in public markets and what to look for in terms of company fundamentals and company culture.

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

Our business strategy is to leverage our management team’s extensive industry knowledge, strategic vision and operational capabilities to deliver attractive risk-adjusted returns by identifying and executing a business combination with one or more attractive targets. We focus on targets with the following attributes:

●	Size: We target entities whose enterprise value is between $500 million and $1.5 billion.

●	Geographic Location: We are focusing our search on companies primarily operating in the United States.

●	Industry: We are focusing our search on high-quality software or technology-enabled growth businesses serving Consumers or Enterprises in the United States.

●	Management Team: We seek companies that are backed by strong management teams. We want to have a supporting and catalyzing role to existing management and encourage the pursuit of value creation strategies.

●	Operational Maturity: We are pursuing prospective target companies that have sufficient financial and operational data enabling investment decisions to be made with a high degree of confidence. We seek target companies with a proven ability to scale and execute on a quarterly cadence and outperform peers.

●	Cash Flow: We seek prospective target companies that have the potential to generate strong operating cash flows. We analyze a target company’s financial statements, unit economics and management plan to understand the path to cash flow generation, and we do not make speculative bets where the path to cash flow generation is too risky.

●	Growth Potential and Execution Capacity: We seek prospective target companies that we believe will generate long term value from their growth potential and execution capability rather than valuation arbitrage or financial leverage.

●	Differentiation: We seek prospective target companies that demonstrate differentiation that can evolve into a sustainable competitive advantage. We believe this differentiation may exist through an exceptional value proposition, customer contracts, superior execution or product or brand advantage.

●	Benefit from Being Public: We seek prospective target companies that will benefit from, and adhere to the complexities of, being a public company.

●	Appropriate Valuation: We use rigorous valuation analyses as well as other data science approaches to ensure that our business combination is fairly priced with significant upside potential. We are disciplined in regard to preservation of capital and seek a margin of safety to manage risk.

●	Partners for Long-Term Growth: We seek prospective target companies where we can remain partners on a long-term basis and add significant value to the business. We believe our business interests and financial interests ought to align with the target business and its management team.

Sourcing of Potential Initial Business Combination Targets

Our management team and sponsor have developed a broad network of contacts and corporate relationships. This network has been developed through their experience in sourcing, acquiring, operating, developing, growing, financing and selling businesses; reputations for integrity and fair dealing with sellers, capital providers and target management teams; and experience in executing transactions under varying economic and financial market conditions. This network has provided our management team and sponsor with a flow of referrals that have resulted in numerous transactions. We believe that the network of contacts and relationships of our management team and sponsor provides us with an important source of business combination opportunities, such as the proposed Near Business Combination. In addition, if necessary, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment banking firms, private equity firms, consultants, accounting firms and other business enterprises.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, executive officers or directors, or completing the initial business combination through a joint venture or other form of shared ownership with our sponsor, executive officers or directors. While Near is not affiliated with our sponsor, executive officers or directors, in the event we do not consummate the Near Business Combination and seek to complete an initial business combination with a target that is affiliated with our sponsor, executive officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that our initial business combination is fair to our company from a financial point of view.

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

Initial Business Combination

Nasdaq rules require that we must consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). If our board of directors is not able to independently determine the fair market value of our initial business combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it unlikely that our board of directors will not be able to make an independent determination of the fair market value of our initial business combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of a target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors. If we are no longer listed on Nasdaq, we would not be required to satisfy the above-referenced fair market value test. Based on the valuation analysis of our management and board of directors, we have determined that the fair market value of Near was substantially in excess of 80% of the funds in the trust account and that the 80% test was therefore satisfied.

We anticipate structuring our initial business combination, such as the Near Business Combination, so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. However, if we do not consummate the Near Business Combination in the structure currently contemplated, we may structure our initial business combination, including, if determined necessary or advisable, the Near Business Combination, in such a way so that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders, or for other reasons. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the initial business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the initial business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of Nasdaq’s 80% of net assets test. If we do not consummate the Near Business Combination as currently contemplated and the initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as our initial business combination for purposes of seeking stockholder approval or conducting a tender offer, as applicable.

The net proceeds of our initial public offering and the sale of the private placement warrants released to us from the trust account upon the closing of our initial business combination may be used as consideration to pay the sellers of a target business with which we complete our initial business combination. If our initial business combination is paid for using equity or debt securities, as proposed for the Near Business Combination, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemption of our public shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital. In addition, we may be required to obtain additional financing in connection with the closing of our initial business combination to be used following the closing for general corporate purposes as described above. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements into which we may enter. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. We may also obtain financing prior to the closing of our initial business combination to fund our working capital needs and transaction costs in connection with our search for and completion of our initial business combination. On January 21, 2022, we issued a working capital loan (the “Working Capital Loan”) in the principal amount of up to $1,500,000 to our sponsor. Our amended and restated certificate of incorporation provides that, prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond April 11, 2023, approximately 27 months from the closing of our initial public offering or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

For more information on the Near Business Combination and the equity financing arrangements associated therewith, please see “Near Business Combination” and “Combination Period and Extensions” above.

Our Business Combination Process

In evaluating prospective business combinations, such as the Near Business Combination, we conduct a due diligence review process that encompasses, among other things, a review of historical and projected financial and operating data, meetings with management and their advisors and, as applicable, on-site inspection of facilities and assets, discussion with customers and suppliers, legal reviews and other reviews as we deem appropriate. We also utilize the expertise of our management team and board of directors in analyzing companies and evaluating operating projections, financial projections and determining the appropriate return expectations given the risk profile of the target business.

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

Our sponsor and members of our management team are, in the ordinary course of business, continuously made aware of potential acquisition or investment opportunities, one or more of which we may desire to pursue for an initial business combination, should the Near Business Combination not be consummated.

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

Our Management Team

Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time that any member of our management team will devote in any time period will vary based on the initial business combination process.

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

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses, such as Near. As a public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. Following an initial business combination, we believe the target business would have greater access to capital and additional means of creating management incentives that are better aligned with stockholders’ interests than it would as a private company. A target business can further benefit by augmenting its profile among potential new customers and vendors and aid in attracting talented employees. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock in the target business for our shares of Class A common stock (or shares of a new holding company) or for a combination of our shares of Class A common stock and cash, allowing us to tailor the consideration to the specific needs of the sellers.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 11, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior June 30 and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Financial Position

With funds available for an initial business combination in the amount of $6,470,354 as of March 14, 2023, assuming no redemptions and excluding payment of up to $6,037,500 of deferred underwriting fees, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt or leverage ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. On January 21, 2022, we issued the Working Capital Loan in the principal amount of up to $1,500,000 to our sponsor. On January 31, 2022, April 1, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, $350,000, $112,500, $250,000, $360,000 and $152,500 were drawn on the Working Capital Loan, respectively. As of December 31, 2022, the total Working Capital Loan amount outstanding was $1,225,000 and has been included (at its then current fair value) in Working Capital Loan on the accompanying consolidated balance sheet as of December 31, 2022.

See “Combination Period and Extension” above for a discussion regarding the two promissory notes issued to the sponsor and Near in connection with the payment of the Extension Funds with an aggregate amount outstanding of $2,060,070 as of March 14, 2023.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our business combination until we consummate our initial business combination, such as the Near Business Combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements into which we may enter), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we are targeting businesses with enterprise values that are greater than we could acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public stockholders, we may be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial business combination, including pursuant to forward purchase agreements or backstop agreements into which we may enter. None of our sponsor, officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination. Our amended and restated certificate of incorporation provides that, prior to the consummation of our initial business combination, we are prohibited from issuing additional securities that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote as a class with our public shares (a) on any initial business combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond April 11, 2023 or (y) amend the foregoing provisions, unless (in connection with any such amendment to our amended and restated certificate of incorporation) we offer our public stockholders the opportunity to redeem their public shares.

See “Near Business Combination” above for more information on the proposed structure and financing associated with the planned Near Business Combination.

Sources of Target Businesses

Target business candidates, such as Near, are brought to our attention from various unaffiliated sources, including investment bankers and investment professionals. Target businesses are also brought to our attention by such unaffiliated sources as a result of being solicited by us by calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Our officers and directors, as well as our sponsor and its affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows, conferences or conventions. In addition, we have received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors and our sponsor and their respective industry and business contacts as well as their affiliates. We may engage the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in which event we may pay a finder’s fee, consulting fee, advisory fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which our sponsor or officers are affiliated, be paid any finder’s fee, reimbursement, consulting fee, monies in respect of any payment of a loan or other compensation by the Company prior to, or in connection with any services rendered for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). Although none of our sponsor, executive officers or directors, or any of their respective affiliates, will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective business combination target in connection with a contemplated initial business combination, we do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an initial business combination candidate.

We are not prohibited from pursuing an initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors or making the initial business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. While Near is not affiliated with our sponsor, executive officers or directors, in the event we do not consummate the Near Business Combination and we seek to complete our initial business combination with an initial business combination target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such an initial business combination is fair to our company from a financial point of view.

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

In evaluating a prospective business target, we conduct a due diligence review, which encompass, among other things, meetings with incumbent ownership, management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information that will be made available to us.

Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, such as the Near Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Near, when evaluating the desirability of effecting our initial business combination with that business and plan to continue to do so if the Near Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, such as Mini Krishnamoorthy remaining as a director after the Near Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

Although the current plan is to have Mini Krishnamoorthy, our Chief Financial Officer and a director, remain as a director after the Near Business Combination, we cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

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

Stockholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. However, we will seek stockholder approval if it is required by law or applicable stock exchange rule (as is the case in the Near Business Combination, as currently contemplated), or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether stockholder approval is currently required under Delaware law for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No

Purchase of stock of target not involving a merger with the company	No

Merger of target into a subsidiary of the company	No

Merger of the company with a target	Yes

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding;

●	any of our directors, officers or substantial security holders (as defined by Nasdaq rules) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our directors and officers or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders;

●	the issuance or potential issuance of common stock will result in our undergoing a change of control; or

●	in connection with the Second Extension, stockholders holding 9,786,530 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $101 million (approximately $10.32 per public share) was removed from the trust account to pay such holders and approximately $6.376 million remained in the trust account. Following the redemptions, the Company has 617,864 public shares outstanding.

We may also elect to seek to further extend the deadline by which we must consummate our initial business combination. Such an extension requires the approval of our public stockholders to amend our amended and restated certificate of incorporation, who will be provided the opportunity at that time to redeem all or a portion their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our Company, such as our ability to maintain our listing on Nasdaq).

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

See “Near Business Combination” above for more information regarding such purchases in the Near Business Combination.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination, such as the Near Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. As of December 31, 2022, interest in the aggregate amount of $579,359 had been drawn to pay tax obligations. The amount in the trust account, as of March 14, 2023, was $10.47 per public share (prior to any additional permitted withdrawals to pay taxes). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by deferred underwriting commissions we will pay to the underwriters. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

See “Near Business Combination” above for more information on the additional agreements entered into in connection with the Near Business Combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a stockholder meeting called to approve the initial business combination, as currently contemplated for purposes of the Near Business Combination, or (ii) without a stockholder vote by means of a tender offer, if the Near Business Combination is not consummated or is otherwise restructured. The decision as to whether we will seek stockholder approval of a proposed initial business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirements.

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

If we seek stockholder approval, as we currently contemplate seeking for the Near Business Combination, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the Company representing a majority of the voting power of all outstanding shares of capital stock of the Company entitled to vote at such meeting. Our initial stockholders will count towards this quorum and, pursuant to the letter agreement, our sponsor, officers and directors have agreed to vote their founder shares and any public shares purchased during or after our initial public offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of the majority of our outstanding shares of common stock voted, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. As a result of the aggregate redemptions of public shares in connection with the First Extension and the Second Extension and the number of outstanding founder shares held by our initial stockholders, we do not require the vote of the holders of any of the public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved, as the founder shares constitute more than a majority of the total outstanding shares of common stock. We intend to give not less than 10 days’ nor more than 60 days’ prior written notice of any such meeting, if required, at which a vote shall be taken to approve our initial business combination. These quorum and voting thresholds, and the voting agreements of our initial stockholders, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or whether they were a stockholder on the record date for the stockholder meeting held to approve the proposed transaction.

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

See “Near Business Combination” above for more information on the additional agreements entered into in connection with the Near Business Combination and “Combination Period and Extensions” above for more information on the redemptions in connection with the extensions.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering (the “Excess Shares”). Such restriction shall also be applicable to our affiliates. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed initial business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with an initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.

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

There is a nominal cost associated with the above-referenced process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the broker submitting or tendering shares a fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to submit or tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

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

If the Near Business Combination is not completed, we may continue to try to complete an initial business combination with a different target by April 11, 2023, or a later date if we decide to extend the Combination Period.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our amended and restated certificate of incorporation provides that we will have only until April 11, 2023 to complete our initial business combination. If we are unable to complete our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the Combination Period.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with an extension, a business combination or otherwise, may be subject to the excise tax. Whether and to what extent we would be subject to the excise tax in connection with the Second Extension or the Near Business Combination would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Second Redemption or the Near Business Combination, (ii) the structure of the Near Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with the Near Business Combination (or otherwise issued not in connection with the Second Extension but issued within the same taxable year of the Near Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by us and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete the Near Business Combination and in our ability to complete the Near Business Combination.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial business combination within the Combination Period. However, if our sponsor, officers or directors acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the Combination Period.

Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of deferred underwriter’s fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares at such time.

We expect to use the amounts held outside the trust account ($101,161 as of December 31, 2022) to pay for all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, if we do not complete an initial business combination within the Combination Period although we cannot assure you that there will be sufficient funds for such purpose. We will depend on sufficient interest being earned on the proceeds held in the trust account to pay any tax obligations we may owe. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes on interest income earned on the trust account balance, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

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

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.47 per share held in the trust account as of March 14, 2023, due to claims of such creditors. Pursuant to the letter agreement, our sponsor agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or similar agreement or business combination agreement, reduce the amount of funds in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable; provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the trust account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations, and believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

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

We seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We may have access to use the amounts held outside the trust account ($101,161 as of December 31, 2022, net of accrued offering costs) to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000) but these amounts may be spent on expenses incurred as a result of being a public company or due diligence expenses on prospective business combination candidates. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the Combination Period may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within the Combination Period, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful (potentially due to the imposition of legal proceedings that a party may bring or due to other circumstances that are currently unknown), then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we are unable to complete our initial business combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than 10 business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 27th month and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

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

Our public stockholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend any provisions of our amended and restated certificate of incorporation to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the Combination Period or (B) with respect to any other provisions relating to stockholders’ rights or pre-initial business combination activity, and (iii) the redemption of all of our public shares if we are unable to complete our business combination within the Combination Period, subject to applicable law. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the initial business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights as described above. These provisions of our amended and restated certificate of incorporation, like all provisions of our amended and restated certificate of incorporation, may be amended with a stockholder vote.

We may, however, elect to seek to further extend the deadline by which we must consummate our initial business combination. Such an extension requires the approval of our public stockholders, who will be provided the opportunity to at that time to redeem all or a portion their shares (which would likely have a material adverse effect on the amount held in our trust account and other adverse effects on our Company, such as our ability to maintain our listing on Nasdaq). Our sponsor may also explore transactions under which it would sell its interest in our Company to another management team.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as Near, we encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

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

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials, such as the Near Registration Statement, or tender offer documents sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control over financial reporting as of December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited by our independent registered public accounting firm. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) ending after January 11, 2026, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c)  in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Item 1A.  Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame, including the Near Business Combination;

●	our expectations around the performance of a prospective target business or businesses, such as Near, may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination, including the Near Business Combination, or reduce the number of shareholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;

●	risks and uncertainties related to the software and technology industries;

●	there may be more competition to find an attractive target for an initial business combination, which could increase the costs associated with completing our initial business combination and may result in our inability to find a suitable target;

●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination;

●	our ability to consummate an initial business combination, such as the Near Business Combination, may be adversely affected by economic uncertainty and volatility in the financial markets;

●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as a financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the trust account only upon a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination;

●	we may attempt to complete our initial business combination with a private company, such as Near, about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;

●	our warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock or may make it more difficult for us to consummate an initial business combination;

●	since our initial stockholders will lose their entire investment in us if our initial business combination is not completed (other than with respect to any public shares they may acquire during or after the initial public offering), and because our sponsor, officers and directors may profit substantially even under circumstances in which our public stockholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations;

●	the value of the founder shares following completion of our initial business combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our common stock at such time is substantially less than $10.00 per share;

●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination within the Combination Period, our public stockholders may receive only approximately $10.00 per share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless;

●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with such proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose;

●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an initial business combination and instead liquidate the Company;

●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, on January 11, 2023, we liquidated the investments held in the trust account and instead hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of investments in the trust account, we likely will receive less interest on the funds held in the trust account, which would likely reduce the dollar amount our public stockholders would receive upon any redemption or liquidation of the Company;

●	we may potentially be subject to U.S. foreign investment regulations which may impose conditions on or limit certain investors’ ability to purchase our securities or otherwise participate in the Business Combination, potentially making the securities less attractive to investors. Our future investments in U.S. companies may also be subject to U.S. foreign investment regulations;

●	we may not be able to complete an initial business combination with certain potential target companies, including Near, if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;

●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination;

●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination;

●	a 1% U.S. federal excise tax may be imposed on us in connection with our redemptions of shares in connection with a business combination or other stockholder vote pursuant to which stockholders would have a right to submit their shares for redemption;

●	there is substantial doubt about our ability to continue as a “going concern”; and

●	we have identified a material weakness in our internal control over financial reporting as of December 31, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We currently maintain all of our working capital cash and cash equivalents with one financial institution and, therefore, our cash and cash equivalents could be adversely affected if the financial institution in which we hold our cash and cash equivalents fails.

We currently maintain all of our working capital cash and cash equivalents with one financial institution. At the current time, our cash balance with such financial institution is below the Federal Deposit Insurance Corporation insurance (“FDIC Insurance”) limit. As a result of the recent inability of certain businesses with accounts at Silicon Valley Bank to gain access to their deposits and the greater focus on the concerns of potential failures of other financial institutions, in the future, we may consider diversifying a portion of our cash and cash equivalents with other financial institutions in order to reduce the risks associated with maintaining all of our cash and cash equivalents at one financial institution. Notwithstanding the foregoing, the failure of one or more of the financial institutions in which our cash and cash equivalents are held, the resulting inability for us to obtain the return of our funds from any of those financial institutions, or any other adverse condition suffered by any of those financial institutions, could impact access to our cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our IPO Registration Statement,(ii) Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on April 12, 2022, (iii) Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 16, 2022, (iv) Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 16, 2022, and (v) the Definitive Proxy Statement on Schedule 14A filed in connection with the Second Extension, as filed with the SEC on December 19, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Near and the Near Business Combination, please see the Near Registration Statement.

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

On March 14, 2023, there was 1 holder of record of our units, 1 holder of record of our shares of Class A common stock, 4 holders of record of our shares of Class B common stock and 2 holders of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. Following the consummation of the Near Business Combination, in the event that Near has or incurs any indebtedness, the terms of such indebtedness may limit our ability to issue dividends in the future.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our initial public offering and private placement, see Part II, Item 2 of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC on March 26, 2021. There has been no material change in the planned use of proceeds from our initial public offering and private placement as described in the IPO Registration Statement.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements in this section regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward- looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of our management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company formed under the laws of the State of Delaware on September 24, 2020, for the purpose of effecting a business combination with one or more businesses. We intend to effectuate our business combination using cash from the remaining proceeds of the initial public offering and the sale of the private placement warrants, our capital stock, debt or a combination of cash, stock and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a business combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from September 24, 2020 (inception) through December 31, 2022 were organizational activities, those necessary to prepare for the initial public offering and subsequent to the initial public offering, identifying a target company for a business combination and subsequent to entering into the Merger Agreement, pursuing the completion of the Near Business Combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income and unrealized gains on marketable securities held in a trust account, and gains or losses from the change in fair value of the warrant liabilities and the Working Capital Loan. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had net income of $5,032,569, which consists of change in fair value of the warrant liabilities of $7,205,710, change in fair value of the Working Capital Loan of $341,057, and interest earned on marketable securities held in the trust account of $1,760,120, partially offset by formation and operational costs of $3,900,302 and provision for income taxes of $374,016.

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

Near Business Combination

On May 18, 2022, we entered into the Near Merger Agreement with Near, Merger Sub 1 and Merger Sub 2. Near, a global leader in privacy-led data intelligence, curates one of the world’s largest sources of intelligence on people, places and products. Near processes data from over 1.6 billion unique user IDs, in over 70 million places across 44 countries to empower marketing and operational data leaders to confidently reach, understand and market to consumers and optimize their business results. Near has offices in Los Angeles, Silicon Valley, Paris, Bangalore, Singapore, Sydney and Tokyo. Near serves major enterprises in retail, real estate, restaurants, tourism, technology, marketing and other industries. Pursuant to the Near Merger Agreement, at the closing of the transactions contemplated by the Near Merger Agreement, (i) Merger Sub 1 and Near will consummate the First Merger (as defined in the Near Merger Agreement), pursuant to which Merger Sub 1 will be merged with and into Near, with Near continuing as the surviving corporation and a wholly owned subsidiary of the Company, as a result of which all of the issued and outstanding capital stock of Near will no longer be outstanding and will automatically be cancelled and will cease to exist in exchange for the right to receive the Merger Consideration (as defined in the Near Merger Agreement), and (ii) Near, as the surviving corporation and a wholly owned subsidiary of the Company after the First Merger, will merge with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity, as a result of which all of the issued and outstanding capital stock of Near will no longer be outstanding and will automatically be cancelled and will cease to exist and each membership interest of Merger Sub 2 will remain outstanding as a membership interest of the surviving entity. Following the Near Business Combination, the Company will change its name to “Near Intelligence, Inc.”, or such other name as may be mutually agreed to by the Company and Near.

For a full description of the Near Merger Agreement and the proposed Near Business Combination, please see “Item 1. Business.”

Extensions

On July 7, 2022, the Company’s stockholders approved the First Extension, extending the date by which the Company must consummate its initial business combination from July 11, 2022 to January 11, 2023 (or such earlier date, subject to certain conditions of the Near Merger Agreement, as determined by the board of directors). In connection with the First Extension, the Company issued two promissory notes in the aggregate principal amount of up to $2,060,070, pursuant to which the sponsor and Near loaned the Company an aggregate of $2,060,070 and deposited into the trust account to cover the six months of extension payments (each in the amount of $343,345) paid in connection with the First Extension.

On January 6, 2023, the Company’s stockholders approved the Second Extension, extending the date by which the Company must consummate its initial business combination from January 11, 2023 to April 11, 2023 (or such earlier date as determined by the board of directors). If the Company’s initial business combination, such as the Near Business Combination, is not consummated by April 11, 2023, then the Company’s existence will terminate, and the Company will distribute the remaining amounts in the trust account as provided in the Company’s amended and restated certificate of incorporation.

In connection with the First Extension, the Company’s stockholders holding 6,845,606 public shares exercised their right to redeem such shares for a pro rata portion of the funds in the trust account. As a result, $68,488,348 (approximately $10.00 per share) was removed from the trust account to pay such holders. In connection with the Second Extension, stockholders holding 9,786,530 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $101 million (approximately $10.32 per public share) was removed from the trust account to pay such holders and approximately $6.376 million remained in the trust account. Following redemptions, the Company has 617,864 public shares outstanding as of the date of this Annual Report.

For a full description of the First Extension and Second Extension, please see “Item 1. Business.”

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

For the year ended December 31, 2022, net cash used in operating activities was $2,103,271. Net income of $5,032,569 was affected by change in fair value of the warrant liabilities of $7,205,710, change in fair value of the Working Capital Loan of $341,057, deferred tax provision of $71,622 and interest earned on marketable securities held in the trust account of $1,760,120. Changes in operating assets and liabilities provided $2,099,425 of cash for operating activities primarily because of the increase in accounts payable and accrued expenses.

For the year ended December 31, 2021, net cash used in operating activities was $970,669. Net loss of $406,026 was affected by change in fair value of the warrant liabilities of $1,642,290, interest earned on marketable securities held in the trust account of $78,398, transaction costs allocated to warrants of $523,013 and an unrealized gain on marketable securities held in trust account of $2,211. Changes in operating assets and liabilities provided $635,243 of cash for operating activities.

At December 31, 2022, we had cash and marketable securities held in the trust account of $107,332,749 (including approximately $1,228,739 of interest income, including unrealized loss) consisting of U.S. treasury bills with a maturity of 185 days or less. Interest income on the balance in the trust account may be used by us to pay taxes. Through December 31, 2022, we had withdrawn $579,359 of interest earned from the trust account to pay for the Company’s previously unpaid and accrued tax obligations.

We intend to use substantially all of the funds held in the trust account and any additional funds available under the financing arrangement described in Note 5 to the accompanying consolidated financial statements, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $101,161 and borrowing capacity under the Working Capital Loan of $275,000. As of December 31, 2022, $1,225,000 was borrowed under the Working Capital Loan. The fair value of the note as of December 31, 2022 was $421,900. We intend to use the funds held outside the trust account and this borrowing capacity primarily for completing the Company’s business combination.

Subsequent to December 31, 2022, the Sponsor advanced the Company $275,000.

The Company’s liquidity needs prior to the consummation of the initial public offering were satisfied through the proceeds of $25,000 from the sale of Founder Shares, and loans from the sponsor of approximately $89,000. The loan was repaid in full on January 11, 2021. Subsequent to the consummation of the initial public offering, the Company’s liquidity has been satisfied through the net proceeds received from the consummation of the initial public offering, the sale of private placement warrants, and the Working Capital Loan.

In order to fund working capital deficiencies or finance transaction costs in connection with a business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, make Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. If we complete a business combination, we may repay the notes out of the proceeds of the trust account released to us. In the event that a business combination does not close, we may use a portion of the working capital held outside the trust account to repay the notes, but no proceeds from our trust account would be used for such repayment. On January 21, 2022, we issued a promissory in the principal amount of up to $1,500,000 to our sponsor. The note is non-interest bearing and payable upon the consummation of a business combination or may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants (see Note 8 to the accompanying consolidated financial statements). As of December 31, 2022, the Company had drawn $1,225,000 on the Working Capital Loan and had $275,000 available to draw.

As indicated in the accompanying consolidated financial statements, at December 31, 2022, the Company had $101,161 in cash, $107,332,749 in cash and marketable securities held in the trust account to be used for a business combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $4,570,315, which excludes $125,394 of interest earned on the trust account which is available to pay Delaware franchise taxes payable and income taxes payable. As of December 31, 2022, $1,228,739 of the amount on deposit in the trust account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a business combination, the Company has used and will be using the funds not held in the trust account and any additional funds available under the financing arrangement described below for completing the Company’s business combination.

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until April 11, 2023, to consummate an initial business combination. It is uncertain that the Company will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 11, 2023.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any capital lease obligations, operating lease obligations or long-term liabilities.

The underwriters are entitled to a deferred fee of $0.35 per unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the trust account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

On January 21, 2022, the Company issued a promissory note with respect to the Working Capital Loans in the principal amount of up to $1,500,000 to the Sponsor. The Working Capital Loan is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the lender’s discretion. As of December 31, 2022, $1,225,000 was borrowed under the Working Capital Loan. The fair value of the promissory note as of December 31, 2022 was $421,900.

On July 7, 2022, the Company issued an unsecured promissory note to the Sponsor for up to an aggregate principal amount of $2,060,070 to be deposited into the Trust Account in connection with the Extension.  The Company was to deposit up to six equal installments of the Extension Funds, or $343,345, into the Trust Account on a monthly basis for each month of the Extension and such amount will be distributed either to: (i) all of the holders of the Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination. The Extension Funds note is not convertible and bears no interest and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. As of December 31, 2022, an aggregate of $1,373,380 has been drawn down on the Extension Funds and deposited into the Trust Account to cover the first four months of the extension.

On November 23, 2022, the Company issued a promissory note (the “Near Extension Note”), dated as of November 18, 2022, in the aggregate principal amount of up to $686,690, to Near. The Near Extension Note relates to the final two payments of the Company’s extension funds of $343,345 each to be deposited into the Trust Account for each month in which the date by which the Company must consummate its initial business combination is extended, from July 11, 2022 until January 11, 2023. As of December 31, 2022, the full amount of $686,690 has been drawn down on the Near Extension Note and deposited into the Trust Account.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480 and meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own shares of common stock, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations. For the private placement warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Rss-Rubenstein methodology at the closing date of the initial public offering and as of December 31, 2021. For the public warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Rss-Rubenstein methodology at the closing date of the initial public offering and the level 1 quoted prices in an active market as of December 31, 2022.

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

The calculation of diluted loss per share of common stock does not consider the effect of the warrants issued in connection with the (i) initial public offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,825,000 shares of Class A common stock in the aggregate. As of December 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Convertible Instruments

The Company evaluated the accounting for its promissory notes that feature conversion options in accordance with ASC Topic 815, Derivatives and Hedging Activities (“ASC 815”). ASC 815 requires companies to bifurcate conversion options from their host instruments and account for them as freestanding derivative financial instruments according to certain criteria. The criteria includes circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) a promissory note that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument. However, the Company has elected to account for its Working Capital Loan at fair value, as described in Note 10 to the accompanying consolidated financial statements.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our consolidated financial statements.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial business combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-25 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our consolidated financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022.

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

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Narayan Ramachandran	60	Chief Executive Officer and Chairman
Mini Krishnamoorthy	44	Chief Financial Officer and Director
Sriram Raghavan	50	Co-President
Dr. Ashish Gupta	56	Co-President
Krishnan Rajagopalan	62	Director
Madhavan Rangaswami	68	Director
Mark Bailey	64	Director

The experience of our directors, executive officers and special advisor is as follows:

Narayan Ramachandran, our Chairman and Chief Executive Officer since inception, is a successful investment professional with over three decades of investment experience. Between January 2016 and December 2019, Mr. Ramachandran served as a General Partner and Vice Chairman of L Catterton Asia, a leading consumer-focused private equity firm with more than $3 billion in assets under management. Prior to that, Mr. Ramachandran co-founded InKlude Labs, a social enterprise incubator, and KludeIn Ventures, a Palo Alto-based investment firm focused on strategic investments in high growth companies, and has served as the Chairman and General Partner of KludeIn Management LLC, since June 2015. He previously served as the head of Morgan Stanley in India from July 2006 to February 2010, and also led Morgan Stanley’s Global Emerging Markets and Global Asset Allocation portfolio management teams from March 2001 to July 2006, managing over $25 billion in assets. Mr. Ramachandran received a B.S with distinction in chemical engineering from IIT Bombay, and holds an MBA from the Ross School of Business, University of Michigan. Mr. Ramachandran is a Chartered Financial Analyst. We believe that Mr. Ramachandran is qualified to serve on our board due to his extensive investment experience.

Mini Krishnamoorthy, our Chief Financial Officer and Director since inception, has served as the Chief Financial Officer and the Head of Data Analytics for ZeeMee Inc., a venture-funded education technology company based in Silicon Valley, since September 2016, where she leads a team of data scientists to provide key analytics to customers. She has effectively overseen key growth initiatives at ZeeMee Inc and now works with 75 universities in the United States who use ZeeMee’s services to effectively recruit undergraduate students globally. From 2015 to 2016, Ms. Krishnamoorthy served as a senior member of the Capital Markets team of Kabbage, Inc., a financial technology company providing small business loans. From 2013 to 2015, Ms. Krishnamoorthy served as Chief of Staff for Corporate Development and Treasury at HP Inc. and was part of the strategy and planning team during HP’s restructure. Previously, she worked at Deutsche Bank as part of Global Banking and Markets Chief Operating Office team in London and started her career at Commonwealth Bank of Australia in the Structured Finance team. Ms. Krishnamoorthy received her MBA from Macquarie Graduate School of Management in Sydney, Australia, and a Bachelor’s Degree in Actuarial Studies from Macquarie University in Sydney, Australia. We believe that Ms. Krishnamoorthy is qualified to serve on our board due to her extensive experience in finance.

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

Krishnan Rajagopalan, our director since January 2021, is President and Chief Executive Officer for Heidrick & Struggles (Nasdaq: HSII) a global leadership advisory firm providing executive search, leadership assessment and development, organization and team effectiveness, and culture shaping services. He also serves on the Board of Directors of Heidrick & Struggles. He has been with Heidrick & Struggles for over 20 years. Prior to joining Heidrick & Struggles, Mr. Rajagopalan was a Vice President and Partner with A.T. Kearney Consulting. Mr. Rajagopalan earned a Master of Business Administration degree from The University of Chicago Booth School of Business, and holds Master of Science and Bachelor of Science degrees in engineering from Johns Hopkins University. He has been recognized as one of the “100 Most Influential Executive Recruiters in the World” by Business Week. He is also a recipient of the Distinguished Alumnus Award from Johns Hopkins University, a member of its G.W.C. Whiting School of Engineering National Advisory Council and a member of the US-China Business Council where he serves as Head of the Nominating Committee. We believe that Mr. Rajagopalan is qualified to serve on our board due to his extensive executive and management experience.

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

Notwithstanding the foregoing, other than the reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing stockholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the IPO Registration Statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

None of our officers has received any cash compensation for services rendered to us. No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, has been or will be paid by us to our officers and directors prior to, or in connection with any services rendered in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. We do not have a policy that prohibits our sponsor, executive officers or directors, or any of their respective affiliates, from negotiating for the reimbursement of out-of-pocket expenses by a target business. Our audit committee reviews on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the trust account. Other than quarterly audit committee review of such payments, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with identifying and consummating an initial business combination.

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

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, including with respect to the Near Business Combination (other than Mini Krishnamoorthy remaining as a director), although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our common stock as of March 14, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 4,930,364 shares of our common stock, consisting of (i) 617,864 shares of our Class A common stock and (ii) 4,312,500 shares of our Class B common stock, issued and outstanding as of March 14, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A common stock and shares of Class B common stock vote together as a single class. Currently, all of the shares of Class B common stock are convertible into Class A common stock on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Common Stock			Class B Common Stock		Approximate
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class		Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Percentage of Outstanding Shares of Common Stock
KludeIn Prime LLC (3)	-	-		4,237,500	98.3%	86.0%
Narayan Ramachandran (3)	-	-		4,237,500	98.3%	86.0%
Mini Krishnamoorthy	-	-		-	-	-
Sriram Raghavan (3)	-	-		4,237,500	98.3%	86.0%
Dr. Ashish Gupta	-	-		-	-	-
Krishnan Rajagopalan	-	-		25,000	*	*
Madhavan Rangaswami	-	-		25,000	*	*
Mark Bailey	-	-		25,000	*	*
All executive officers and directors as a group (seven individuals)	-	-		4,312,500	100.0%	87.4%
Other 5% Owners:
Polar Parties (4)	120,000	19.4%		-	-	2.4%
Alberta Investment Management Corporation (5)	709,493		(5)	-	-	(5)
D.E. Shaw Parties (6)	828,902		(6)	-	-	(6)
Hudson Bay Parties (7)	816,201		(7)	-	-	(7)

*	less than 1%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o KludeIn I Acquisition Corp., 1096 Keeler Avenue, Berkeley, CA 94708.

(2)	Interests shown consist solely of founder shares, classified as shares of Class B common stock. Such shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment.

(3)

Our sponsor is the record holder of such shares. Each of Messrs. Ramachandran and Raghavan is a managing member of our sponsor, and as such, each has voting and investment discretion with respect to the common stock held of record by our sponsor and may be deemed to have shared beneficial ownership of the common stock held directly by our sponsor. Each of our officers and directors holds a direct or indirect interest in our sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	Based on a Schedule 13G/A filed with the SEC on February 10, 2023, filed by Polar Asset Management Partners Inc., a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”, and together with Polar Asset Management Partners Inc., the “Polar Parties”), with respect to the public shares owned by PMSMF. The number of public shares held by the Polar Parties is based on the number of shares held on December 31, 2022, as stated in the Schedule 13G/A, which does not reflect any redemption of shares by the Polar Parties in connection with the Second Extension or any other transactions after December 31, 2022. Accordingly, the number of public shares and the percentages set forth in the table may not reflect the Polar Parties’ current beneficial ownership. The principal business address for the Polar Parties is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(5)	Based on a Schedule 13G filed with the SEC on February 14, 2023, filed by Alberta Investment Management Corporation, which is organized under the laws of Alberta, Canada (“Alberta”), with respect to the public shares held by Alberta. The number of public shares held by Alberta is based on the number of shares held on December 31, 2022, which would not reflect any redemption of shares by Alberta in connection with the Second Extension or any other transactions after December 31, 2022. Accordingly, since the number of publics shares held by Alberta on December 31, 2022 is in excess of the total number of public shares outstanding as of March 14, 2023, the ownership percentages have been omitted from the table as they would not accurately reflect Alberta’s current percentage ownership. The principal business address for Alberta is 1600 - 10250 101 Street NW, Edmonton, Alberta T5J 3P4, Canada.

(6)	Based on a Schedule 13G filed with the SEC on February 14, 2023, filed by (i) David E. Shaw, a U.S. citizen, (ii) D. E. Shaw & Co., L.P., a Delaware limited liability partnership, (iii) D. E. Shaw Valence Portfolios, L.L.C., a Delaware limited liability company (“Portfolios”) and (iv) D. E. Shaw & Co., L.L.C., a Delaware limited liability company (collectively, the “D.E. Shaw Parties”), with respect to the public shares held in the name of Portfolios and D. E. Shaw Oculus Portfolios, L.L.C. The number of public shares held by the D.E. Shaw Parties is based on the number of shares held on December 31, 2022, which would not reflect any redemption of shares by the D.E. Shaw Parties in connection with the Second Extension or any other transactions after December 31, 2022. Accordingly, since the number of publics shares held by the D.E. Shaw Parties on December 31, 2022 is in excess of the total number of public shares outstanding as of March 14, 2023, the ownership percentages have been omitted from the table as they would not accurately reflect the D.E. Shaw Parties’ current percentage ownership. The principal business address for the D.E. Shaw Parties is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.

(7)	Based on a Schedule 13G filed with the SEC on February 9, 2023, filed by (i) Mr. Sander Gerber, a U.S. citizen, and (ii) Hudson Bay Capital Management LP, a Delaware limited liability partnership (“HBCM” and, collectively, the “Hudson Bay Parties”), with respect to the public shares held in the names of HB Strategies LLC and Hudson Bay Master Fund Ltd, for whom HBCM serves as the investment manager. The number of public shares held by the Hudson Bay Parties is as of December 31, 2022, which would not reflect any redemption of shares in connection with the Second Extension or any other transactions after December 31, 2022. Accordingly, since the number of publics shares held by the Hudson Bay Parties on December 31, 2022 is in excess of the total number of public shares outstanding as of March 14, 2023, the ownership percentages have been omitted from the table as they would not accurately reflect the Hudson Bay Parties’ current percentage ownership. The principal business address for the Hudson Bay Parties is 28 Havemeyer Place, 2nd Floor, Greenwich, CT 06830.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the Near Business Combination, please see “Item 1. Business”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The sponsor and our officers and directors hold all of the 4,312,500 founder shares, representing approximately 87.4% of the total outstanding shares of our common stock as of March 14, 2023. The sponsor also holds the 5,200,000 private placement warrants. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at $11.50 per share. The private placement warrants (including the shares of Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of our initial business combination (such as the Near Business Combination).

In connection with the closing of our initial public offering, Polar Asset Management Partners Inc., our anchor investor, acquired from our sponsor an indirect economic interest in an aggregate of 635,625 founder shares at the original purchase price that our sponsor paid for the founder shares. Our sponsor has agreed to distribute such founder shares to the anchor investor after the completion of a business combination (such as the Near Business Combination). The Company estimated the aggregate fair value of the founder shares attributable to the anchor investor to be $4,411,238, or $6.94 per share. The fair value of the founder shares was estimated using the income approach. The excess of the fair value of the founder shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and a capital contribution from the sponsor in accordance with Topic 5T.  Accordingly, the offering cost was allocated to the separable financial instruments issued in our initial public offering using the with-and-without method, compared to total proceeds received. Offering costs related to the founder shares amounted to a contribution to additional paid-in capital $4,411,238, of which $158,805 were expensed to the statements of operations and included in transaction costs attributable to warrant liabilities and the remaining $4,252,433 recorded as an additional offering cost as a reduction of temporary equity, and re-measured to accumulated deficit upon recording temporary equity at redemption value.

We currently utilize office space at 1096 Keeler Avenue, Berkeley CA 94708. Our executive offices are provided to us by an affiliate of Arjun Divecha, our Special Advisor, at no charge, until such time as we may enter into a lease for office space with an unaffiliated third party.

On January 21, 2022, we issued a promissory note in the principal amount of up to $1,500,000 for working capital expenses. The Working Capital Loan is non-interest bearing and payable upon the consummation of a business combination, such as the Near Business Combination, or may be convertible into warrants of the Company following a business combination (such as the Near Business Combination) at a price of $1.00 per warrant at the lender’s discretion. During the fiscal year ended December 31, 2022, an aggregate of $1,225,000 was drawn on the Working Capital Loan and is included (at its then current fair value) in Working Capital Loan on the accompanying consolidated balance sheet as of December 31, 2022. The Working Capital Loan was valued using the fair value method. The discounted cash flow method was used to value the debt component of the Working Capital Loan and the black scholes option pricing model (the “Black Scholes Option Pricing Model”) was used to value the debt conversion option. The Working Capital Loan is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations. The initial fair value of the Working Capital Loan draw on January 31, 2022 was $264,900, which resulted in a contribution of $85,100 to stockholders’ deficit. The initial fair value of the Working Capital Loan draws on April 1, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 were $83,396, $184,807, $177,331 and $52,522, which resulted in a contribution of $29,104, $65,193, $182,669 and $99,977 to stockholders’ deficit, respectively. The fair value of the Working Capital Loan as of December 31, 2022 was $421,900, which resulted in a change in fair value of the Working Capital Loan of $341,057 recorded in the consolidated statements of operations for the year ended December 31, 2022.

On July 7, 2022, our stockholders approved the First Extension, pursuant to which the original date by which we were required to consummate our initial business combination was extended from July 11, 2022 to January 11, 2023. In connection with that First Extension, our stockholders then holding 6,845,606 public shares exercised their right to redeem such shares for a pro rata portion of the funds then in the trust account. As a result, $68,488,348 (approximately $10.00 per share) was removed from the trust account to pay such holders. In connection with the First Extension, on July 7, 2022, we issued a promissory note to the sponsor in the aggregate principal amount of up to $2,060,070, pursuant to which the sponsor agreed to provide us with equal monthly installments of such funds, or $343,345 to be deposited into the trust account for each month in which the date by which we were originally required to consummate our initial business combination is extended, from July 11, 2022 until January 11, 2023. As of December 31, 2022, an aggregate of $1,373,380 had been drawn down on the First Extension Funds and deposited into the trust account to cover the first four months of the extension.

On November 23, 2022, Near agreed to fund the extension funds starting November 2022. Near committed to loan certain of the extension funds to us in connection with the First Extension, and we issued the Near Extension Note, dated as of November 18, 2022, in the aggregate principal amount of up to $686,690, to Near. The Near Extension Note relates to the final two payments of the extension funds of $343,345 each. As of December 31, 2022, an aggregate of $686,690 has been drawn down on the Near Extension Note and deposited into the trust account to cover the last two months of the extension.

As of January 17, 2023, an aggregate of $2,060,070 has been drawn down on the First Extension Funds and Near Extension Note and deposited into the trust account to cover the six months paid in connection with the First Extension.

On January 6, 2023, our stockholders approved the Second Extension, extending the date by which the Company must consummate its initial business combination from January 11, 2023 to April 11, 2023 (or such earlier date as determined by the board of directors). In connection with the Second Extension, stockholders holding 9,786,530 public shares exercised their right to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $101 million (approximately $10.32 per public share) was removed from the trust account to pay such holders and approximately $6.376 million remained in the trust account. Following redemptions, the Company has 617,864 public shares outstanding.

Except as otherwise disclosed in the Near Registration Statement, no compensation of any kind, including finder’s and consulting fees, will be paid by us to the sponsor, our executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of our initial business combination (including the Near Business Combination). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the sponsor, officers, directors or us or our affiliates.

We engaged Cantor as a financial advisor in connection with the Near Business Combination and the transactions contemplated by the Near Merger Agreement and agreed to pay a customary financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions.

After our initial business combination (such as the Near Business Combination), members of our management team who remain with the surviving company may be paid consulting, management or other fees from the surviving company with any and all amounts being fully disclosed to stockholders, to the extent then known. The amount of such compensation will be up to the directors of the surviving company to determine executive and director compensation.

For more information on the agreements entered into in connection with the Near Business Combination, please see “Item 1. Business”.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Messrs. Rajagopalan, Rangaswami and Bailey are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”), our independent registered public accountants, for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the years ended December 31, 2022 and December 31, 2021 totaled approximately $232,510 and $107,665, respectively. The above amounts include fees for interim procedures and audit fees, as well as fees related to attendance at audit committee meetings and initial public offering.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards or other audit-related fees for the years ended December 31, 2022 and December 31, 2021.

Tax Fees

The aggregate fees billed by Marcum for professional services rendered for tax return preparation for the years ended December 31, 2022 and December 31, 2021 were $17,510 and $0, respectively.

All Other Fees

We did not pay Marcum for any other services for the years ended December 31, 2022 and December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering in January 2021. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

KludeIn I Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KludeIn I Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has until April 11, 2023 to complete a Business Combination or the Company will cease all operations except for the purpose of liquidating. Further, the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Hartford, CT
March 17, 2023

KLUDEIN I ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Current assets
Cash	$101,161	$400,073
Total current assets	101,161	400,073

Cash and marketable securities held in Trust Account	107,332,749	172,580,609
TOTAL ASSETS	$107,433,910	$172,980,682

LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$2,611,826	$637,375
Income taxes payable	124,974	—
Near Extension Note	686,690	—
Extension Funds from Sponsor	1,373,380	—
Total current liabilities	4,796,870	637,375

Working Capital Loan (at fair value)	421,900	—
Deferred tax liability, net	71,622	—
Warrant liabilities	1,106,000	8,311,710
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	12,433,892	14,986,585

Commitments and contingencies

Class A common stock subject to possible redemption; 10,404,394 and 17,250,000 shares at redemption value of $10.30 and $10.00 as of December 31, 2022 and 2021, respectively	107,207,356	172,500,000

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 280,000,000 shares authorized; none issued or outstanding (excluding 10,404,394 and 17,250,000 shares subject to possible redemption as of December 31, 2022 and 2021, respectively)	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 4,312,500 shares issued and outstanding as of December 31, 2022 and 2021	431	431
Additional paid-in capital	—	—
Accumulated deficit	(12,207,769)	(14,506,334)
Total Stockholders’ Deficit	(12,207,338)	(14,505,903)
TOTAL LIABILITIES, TEMPORARY EQUITY, AND STOCKHOLDERS’ DEFICIT	$107,433,910	$172,980,682

The accompanying notes are an integral part of the consolidated financial statements.

KLUDEIN I ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021

Formation and operational costs	$3,900,302	$1,605,912
Loss from operations	(3,900,302)	(1,605,912)

Other income (expense):
Transaction costs allocated to warrants	—	(523,013)
Change in fair value of warrant liabilities	7,205,710	1,642,290
Change in fair value of Working Capital Loan	341,057	—
Interest earned on marketable securities held in Trust Account	1,760,120	78,398
Unrealized gain on marketable securities held in Trust Account	—	2,211
Total other income, net	9,306,887	1,199,886

Income (loss) before provision for income taxes	5,406,585	(406,026)
Provision for income taxes	(374,016)	—
Net income (loss)	$5,032,569	$(406,026)

Basic and diluted weighted average shares outstanding, Class A common stock	13,930,350	16,776,099
Basic and diluted net income (loss) per share, Class A common stock	$0.28	$(0.02)

Basic and diluted weighted average shares outstanding, Class B common stock	4,312,500	4,297,047
Basic and diluted net income (loss) per share, Class B common stock	$0.28	$(0.02)

The accompanying notes are an integral part of the consolidated financial statements.

KLUDEIN I ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Class B Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance – January 1, 2021	4,312,500	$431	$24,569	$(1,893)	$23,107

Cash paid in excess of fair value for Private Placement Warrants	—	—	1,456,000	—	1,456,000

Fair value of Founders Shares attributable to Anchor Investor	—	—	4,411,238	—	4,411,238

Re-measurement of Class A common stock to redemption amount	—	—	(5,891,807)	(14,098,415)	(19,990,222)

Net loss	—	—	—	(406,026)	(406,026)

Balance – December 31, 2021	4,312,500	431	—	(14,506,334)	(14,505,903)

Proceeds in excess of Fair Value of Convertible Note on issuance	—	—	462,043	—	462,043

Re-measurement of Class A common stock to redemption amount	—	—	(462,043)	(2,734,004)	(3,196,047)

Net income	—	—	—	5,032,569	5,032,569

Balance – December 31, 2022	4,312,500	$431	$—	$(12,207,769)	$(12,207,338)

The accompanying notes are an integral part of the consolidated financial statements.

KLUDEIN I ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$5,032,569	$(406,026)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(1,760,120)	(78,398)
Unrealized gain on marketable securities held in Trust Account	—	(2,211)
Change in fair value of warrant liabilities	(7,205,710)	(1,642,290)
Change in fair value of Working Capital Loan	(341,057)	—
Deferred tax provision	71,622	—
Transaction costs allocated to warrants	—	523,013
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,974,451	636,243
Income taxes payable	124,974	—
Due to Sponsor	—	(1,000)
Net cash used in operating activities	(2,103,271)	(970,669)

Cash Flows from Investing Activities:
Investment of Extension Funds in Trust Account	(2,060,070)	(172,500,000)
Cash withdrawn from Trust Account to pay franchise and income taxes	579,359	—
Cash withdrawn from Trust Account in connection with redemption	68,488,691	—
Net cash provided by (used in) investing activities	67,007,980	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,049,999
Proceeds from sale of Private Placement Warrants	—	5,200,000
Proceeds from Sponsor for Extension Funds	1,373,380	5,000
Proceeds from Working Capital Loan	1,225,000	—
Proceeds from Near Extension Loan	686,690	—
Repayment of promissory note – related party	—	(88,905)
Payment of offering costs	—	(296,352)
Redemption of Class A common stock	(68,488,691)	—
Net cash (used in) provided by financing activities	(65,203,621)	173,869,742

Net Change in Cash	(298,912)	399,073
Cash – Beginning of period	400,073	1,000
Cash – End of period	$101,161	$400,073

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$177,420	$—

Non-cash investing and financing activities:
Fair value of Founder Shares attributable to Anchor Investor	$—	$4,411,238
Proceeds in excess of fair value of Working Capital Loan on issuance date	$462,043	$—
Remeasurement of Class A common stock subject to possible redemption	$3,196,047	$19,990,222

The accompanying notes are an integral part of the consolidated financial statements.

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination and subsequent to entering into the Merger Agreement described in Note 6, pursuing the completion of the business combination transaction. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating income in the form of interest income and unrealized gains from the marketable securities held in the Trust Account (as defined below), and gains or losses from the change in fair value of the warrant liabilities and convertible promissory note.

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

The Company incurred $14,303,235 in transaction costs, including $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees, $4,411,238 of fair value of the Founder Shares (defined below) attributable to the Anchor Investor (defined below) and $404,497 of other offering costs. Transaction costs allocated to the warrants were $523,013 and were expensed in the accompanying consolidated statement of operations for the year ended December 31, 2021.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company will provide its holders of the outstanding Public Shares (the “public stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination, (ii) by means of a tender offer, or (iii) in connection with a special meeting of stockholders to approve an extension of the deadline to complete a Business Combination, as described below. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to its Founder Shares and Public Shares held by it in connection with the completion of a Business Combination, (b) to waive its liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination by April 11, 2023 and (c) not to propose an amendment to the Amended and Restated Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination or (ii) with respect to any other provision relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provides the public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

The Company initially had until July 11, 2022 to complete a Business Combination, which was extended to January 11, 2023 (the “Combination Period”) after the approvals obtained at special meetings of stockholders held on July 7, 2022 and January 6, 2023 (the “Extension”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

On July 7, 2022, the Company issued an unsecured promissory note to the Sponsor for up to an aggregate principal amount of $2,060,070 (the “Extension Funds”) to be deposited into the Company’s Trust Account in connection with the Extension.  The Company was to deposit up to six equal installments of the Extension Funds, or $343,345, into the Trust Account on a monthly basis for each month of the Extension and such amount will be distributed either to: (i) all of the holders of the Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination. The Extension Funds note is not convertible and bears no interest and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. As of December 31, 2022, an aggregate of $1,373,380 has been drawn down on the Extension Funds and deposited into the Trust Account to cover the first four months of the extension.

At the special meeting of stockholders on January 6, 2023, stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from January 11, 2023 to April 11, 2023 (or such earlier date as determined by the board of directors of the Company (the “Second Extension”). In connection with the Second Extension, stockholders holding 9,786,530 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $101 million (approximately $10.32 per share), which included $1,190,676 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligation, has been removed from the Trust Account to pay such holders. Following redemptions, the Company has 617,864 Public Shares outstanding.

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

As further described in Note 6, on May 18, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Merger Sub 1, Merger Sub 2 and Near Intelligence Holdings Inc., a Delaware corporation (“Near”). Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, immediately prior to the consummation (the “Closing”) of the transactions contemplated by the Merger Agreement, (i) Merger Sub 1 will merge with and into Near, with Near surviving the merger as a wholly-owned subsidiary of the Company (the “First Merger”) and (ii) immediately following the First Merger, Near, as the surviving entity of the First Merger, will merge with and into Merger Sub 2, with Merger Sub 2 being the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers” or the “Target Business Combination”). In connection with the Mergers, the Company will change its corporate name to “Near Intelligence, Inc.”

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Liquidity and Going Concern

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. If the Company completes a Business Combination, it may repay the notes out of the proceeds of the Trust Account released to it. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the notes, but no proceeds from our Trust Account would be used for such repayment. On January 21, 2022, the Company issued a promissory note with respect to the Working Capital Loans in the principal amount of up to $1,500,000 to the Sponsor. The Working Capital Loan is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants (see Note 8). As of December 31, 2022, the Company had drawn $1,225,000 on the Working Capital Loan and had $275,000 available to draw.

As of December 31, 2022, the Company had $101,161 in its operating bank accounts, $107,332,749 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its common stock in connection therewith and working capital deficit of $4,570,315, which excludes $125,394 of interest earned on the Trust Account which is available to pay Delaware franchise taxes payable and income taxes payable. As of December 31, 2022, $1,228,739 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company has used and will be using the funds not held in the Trust Account and any additional funds available under the financing arrangement described below for completing the Company’s Target Business Combination.

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” the Company has until April 11, 2023, to consummate an initial Business Combination. It is uncertain that the Company will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these consolidated financial statements. Management has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 11, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, which were formed on April 21, 2022. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Marketable Securities Held in Trust Account

At December 31, 2022, substantially all of the assets held in the Trust Account were held in money market funds which are invested primarily in U.S. Treasury securities. At December 31, 2021, substantially all of the assets held in the Trust Account were primarily invested in U.S. Treasury securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Interest earned and gains and losses resulting from the change in fair value of investments held in the Trust Account are included in the accompanying consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s consolidated balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the re-measurement from initial carrying value to redemption amount, which approximates fair value. The change in the carrying value of redeemable Class A common stock resulted in charges against additional paid-in capital (to the extent available), accumulated deficit and Class A common stock during the year ended December 31, 2021. The change in the carrying value of redeemable Class A common stock during the year ended December 31, 2022 was an increase of $3,196,047 which represents cumulative earnings on the Trust Account through December 31, 2022, net of Trust Account earnings paid out upon redemptions, and amounts available to pay for the Company’s tax obligations as of December 31, 2022.

At December 31, 2022 and 2021, the shares of Class A common stock reflected in the consolidated balance sheets as temporary equity were reconciled in the following table:

	Number of Shares	Carrying Amount
Gross proceeds for the Initial Public Offering	17,250,000	$172,500,000
Less:
Proceeds allocated to the initial fair value of Public Warrants		(6,210,000)
Class A common stock issuance costs		(9,527,789)
Fair value of Founder Shares attributable to Anchor Investor allocated to redeemable Class A common stock, net of allocated transaction costs		(4,252,433)
Plus:
Remeasurement of carrying value to redemption value		19,990,222
Class A common stock subject to possible redemption, as of December 31, 2021	17,250,000	172,500,000
Less:
Class A common stock redeemed, including Trust Account earnings of $32,631	(6,845,606)	(68,488,691)
Plus:
Extension Funds from Sponsor		1,373,380
Near Extension Note		686,690
Remeasurement of carrying value to redemption value		1,135,977
Class A common stock subject to possible redemption, as of December 31, 2022	10,404,394	$107,207,356

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

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations. For the Private Placement Warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology since the closing date of Initial Public Offering and as of December 31, 2022 (see Note 10). For the public warrants, the fair value was estimated using a binomial lattice model incorporating the Cox-Ross-Rubenstein methodology at the closing date of Initial Public Offering and the Level 1 quoted prices in an active market since the public warrants starting trading separately on March 1, 2021 and as of December 31, 2022 (see Note 10).

Allocation of issuance costs

The Company accounts for the allocation of its issuance costs to its warrants using the guidance in ASC Topic 470-20, “Debt with Conversion and Other Options” (“ASC 470-20), applied by analogy. Under this guidance, if debt or stock is issued with detachable warrants, the proceeds need to be allocated to the two instruments using either the fair value method, the relative fair value method, or the residual value method. The guidance also requires companies to use a consistent approach in allocating issuance costs between the instruments. Accordingly, the Company allocated its issuance costs of $14,303,235—consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting commissions, $4,411,238 of fair value of the Founder Shares attributable to the Anchor Investor, and $404,497 of other offering costs—to the issuance of its Class A common stock and warrants in the amount of $13,780,222 and $523,013, respectively. Issuance costs attributed to the warrants were expensed to the statement of operations during the year ended December 31, 2021. Issuance costs attributed to the Class A common stock were initially charged to temporary equity and then re-measured to Class A common stock subject to redemption upon completion of the Initial Public Offering.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The Company has identified the United States as its only tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next 12 months. For interim periods, the income tax provision or benefit related to ordinary income or loss is computed at an estimated annual effective income tax rate and the income tax provision or benefit related to all other items is individually computed and recognized when the items occur.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. In January 2023, 9,786,530 shares were redeemed for an aggregate of $100,993,709, which may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Net Income (Loss) per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net (loss) income per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating income (loss) per share of common stock. Re-measurement associated with the redeemable shares of Class A common stock is excluded from (loss) income per share of common stock as the redemption value approximates fair value. Net income (loss) is allocated among the classes of common stock based on weighted average shares outstanding.

The calculation of diluted income (loss) per share of common stock does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) the private placement since the exercise of the warrants is contingent upon the occurrence of future events. The warrants are exercisable to purchase 13,825,000 shares of Class A common stock in the aggregate, not including warrants that may be acquired from the conversion feature in the Working Capital Loan. As of December 31, 2022 and 2021, the Company did not have any other dilutive securities or other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted net income (loss) per share of common stock is the same as basic net income (loss) per share of common stock for the periods presented.

Founder Shares subject to forfeiture (see Note 5) are not included in weighted average shares outstanding for basic net income (loss) per share until the forfeiture restrictions lapse, however, they are included in weighted average shares outstanding for diluted net (loss) income per share for the entire period.

The following table reflects the calculation of basic and diluted net income (loss) per share of common stock (in dollars, except share amounts):

	For the Years Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share of common stock
Numerator:
Allocation of net income (loss)	$3,842,900	$1,189,669	$(323,233)	$(82,793)
Denominator:
Basic and diluted weighted average shares outstanding	13,930,350	4,312,500	16,776,099	4,297,047

Basic and diluted net income (loss) per share of common stock	$0.28	$0.28	$(0.02)	$(0.02)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts.

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s consolidated balance sheets, primarily due to their short-term nature, except for warrants and the Working Capital Loan (see Note 10).

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,200,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant ($5,200,000 in the aggregate), in a private placement. Certain qualified institutional buyers or institutional accredited investors (“Anchor Investor”) purchased an aggregate of 780,000 Private Placement Warrants from the Sponsor at a price of $1.00 per Private Placement Warrant ($780,000 in the aggregate). As a result, the Sponsor and Anchor Investor held 4,420,000 and 780,000 Private Placement Warrants, respectively. Each Private Placement Warrant is exercisable to purchase one share of Class A common stock at a price of $11.50 per share. The proceeds from the sale of the Private Placement Warrants were added to the net proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will expire worthless. As a result of the difference in the initial fair value of $0.72 per warrant of the Private Placement Warrants and the purchase price of $1.00 per share, the Company recorded a contribution to additional paid-in capital of $1,456,000 as of the date of the Private Placement issuance which is included in the consolidated statement of stockholders’ deficit for the year ended December 31, 2021.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

In connection with the closing of the Initial Public Offering, the Anchor Investor acquired from the Sponsor an indirect economic interest in an aggregate of 635,625 Founder Shares at the original purchase price that the Sponsor paid for the Founder Shares. The Sponsor has agreed to distribute such Founder Shares to the Anchor Investor after the completion of a Business Combination. The Company estimated the aggregate fair value of the Founder Shares attributable to the Anchor Investor to be $4,411,238, or $6.94 per share. The fair value of the Founder Shares was estimated using the income approach. The excess of the fair value of the Founder Shares was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A and a capital contribution from the Sponsor in accordance with Topic 5T. Accordingly, the offering cost was allocated to the separable financial instruments issued in the Initial Public Offering using the with-and-without method, compared to total proceeds received. Offering costs related to the Founder Shares amounted to a contribution to additional paid-in capital $4,411,238, of which $158,805 were expensed to the statement of operations and included in transaction costs attributable to warrant liabilities and the remaining $4,252,433 recorded as an additional offering cost as a reduction of temporary equity, and re-measured to accumulated deficit upon recording temporary equity at redemption value during the year ended December 31, 2021.

The transfer of the Founders Shares to the Company’s director nominees, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2022 and 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s directors and officers may, but are not obligated to, make Working Capital Loans. If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On January 21, 2022, the Company issued a promissory note with respect to the Working Capital Loans in the principal amount of up to $1,500,000 to the Sponsor. The Working Capital Loan is non-interest bearing and payable upon the consummation of a Business Combination or may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the lender’s discretion. The warrants would be identical to the Private Placement Warrants described in Note 8. On January 31, 2022, April 1, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, $350,000, $112,500, $250,000, $360,000 and $152,500 were drawn on the Working Capital Loan, respectively. As of December 31, 2022, the total Working Capital Loan amount outstanding is $1,225,000 and is included (at its then current fair value) in Working Capital Loan on the accompanying consolidated balance sheet as of December 31, 2022. The Working Capital Loan is accounted for at fair value (see Note 10). The initial fair value of the Working Capital Loan draw on January 31, 2022 was $264,900, which resulted in a contribution of $85,100 to stockholders’ deficit. The initial fair value of the Working Capital Loan draws on April 1, 2022, June 30, 2022, September 30, 2022 and December 31, 2022 were $83,396, $184,807, $177,331 and $52,522, which resulted in a contribution of $29,104, $65,193, $182,669 and $99,977 to stockholders’ deficit, respectively. The fair value of the convertible note as of December 31, 2022 was $421,900, which resulted in a change in fair value of the convertible note of $341,057 recorded in the consolidated statement of operations for the year ended December 31, 2022.

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Consulting Agreement

The Company entered into an agreement commencing on September 1, 2021 to pay an affiliate of the Sponsor a sum of $7,500 per month, for consulting services for due diligence related to the business combination. For the year ended December 31, 2022 and December 31, 2021, the Company incurred $67,500 and $30,000. As of December 31, 2022 and December 31, 2021 $97,500 and $30,000 is included in accrued expenses in the accompanying consolidated balance sheets respectively.

Extension Funds

On July 7, 2022, the Company issued an unsecured promissory note to the Sponsor for up to an aggregate principal amount of $2,060,070 to be deposited into the Trust Account in connection with the Extension.  The Company was to deposit up to six equal installments of the Extension Funds, or $343,345, into the Trust Account on a monthly basis for each month of the Extension and such amount will be distributed either to: (i) all of the holders of the Public Shares upon the Company’s liquidation or (ii) holders of Public Shares who elect to have their shares redeemed in connection with the consummation of the Company’s initial Business Combination. The Extension Funds note is not convertible and bears no interest and is due and payable upon the earlier of the date on which the Company consummates its initial Business Combination or the date of the liquidation of the Company. As of December 31, 2022, an aggregate of $1,373,380 has been drawn down on the Extension Funds and deposited into the Trust Account to cover the first four months of the extension.

Near Extension Note

On November 23, 2022, the Company issued a promissory note (the “Near Extension Note”), dated as of November 18, 2022, in the aggregate principal amount of up to $686,690, to Near. The Near Extension Note relates to the final two payments of the Company’s extension funds of $343,345 each to be deposited into the Trust Account for each month in which the date by which the Company must consummate its initial business combination is extended, from July 11, 2022 until January 11, 2023. As of December 31, 2022, the full amount of $686,690 has been drawn down on the Near Extension Note and deposited into the Trust Account.

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

In connection with the Closing, the existing Registration Rights Agreement will be amended and restated and the Company, the Sponsor, and certain persons and entities holding securities of Near prior to the Closing (collectively, together with the Sponsor, the “Reg Rights Holders”) will enter into an Amended and Restated Registration Rights Agreement (the “A&R Registration Rights Agreement”). Pursuant to the A&R Registration Rights Agreement, the Company will agree that, within 30 days after the Closing, the Company will file with the SEC (at the Company’s sole cost and expense) a registration statement registering the resale of certain securities held by or issuable to the Reg Rights Holders (the “Resale Registration Statement”), and the Company will use its reasonable best efforts to have the Resale Registration Statement declared effective as soon as reasonably practicable after the filing thereof, but in no event later than 60 days (or 90 days if the SEC notifies the Company that it will review the Resale Registration Statement). In certain circumstances, each of the Reg Rights Holders can demand up to two underwritten offerings and will be entitled to piggyback registration rights, in each case subject to certain limitations set forth in the A&R Registration Rights Agreement.

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $6,037,500 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Contingent Legal Fees

As of December 31, 2022 and 2021, the Company has incurred legal fees of $1,723,836 and $118,550, respectively, payments for which are contingent upon the consummation of the Business Combination, of which such amounts are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Advisor Agreement

On September 16, 2021, the Company entered into an advisor agreement, in which the advisor (CF&CO) will act as the Company’s placement agent and arranger in connection with any financing. Additionally, the advisor will act as a capital markets advisor in connection with the Target Business Combination. The Company agrees to pay the advisor the following (i) $6 million if the Total Capital (as hereinafter defined) involved in the private placement, offering or other sale of equity or equity-linked instruments in any form, including, without limitation, preferred or common equity, or instruments convertible into preferred or common equity or other related forms of interests or capital of the Company in one or a series of transactions (“Financing”) and Target Business Combination is less than $175.5 million; (ii) $8 million if the Total Capital involved in the Financing and Target Business Combination is equal to or greater than $175.5 million but less than $225 million; or (iii) $10 million if the Total Capital involved in the Financing and Target Business Combination is equal to or greater than $225 million. For purposes of the Advisor Agreement, “Total Capital” means the aggregate amount of proceeds received from any Financing plus the total amount of proceeds raised in connection with the initial public offering of the Company (the “IPO”) that remain in the Trust Account at the time of the closing of the Target Business Combination, after giving effect to redemptions of any Public Stockholders. Upon the earlier of (i) the consummation of the Target Business Combination or any other Business Combination, (ii) the liquidation of the Company in accordance with its organizational documents if it does not consummate a Business Combination prior to its deadline to do so (as such deadline may be extended by amendment to the Company’s organizational documents), or (iii) termination of the Advisor Agreement, the Company will promptly reimburse CF&CO for its out-of-pocket expenses reasonably incurred by CF&CO in connection with CF&CO rendering its services under the Advisor Agreement, including the fees and disbursements of legal counsel, whether or not any Financing occurs; provided that, except as contemplated by the Indemnification Provisions (as defined in the Advisor Agreement), such expenses will not exceed $50,000 in the aggregate, in each case unless approved in writing (including e-mail) by the Company in advance (not to be unreasonably withheld, delayed or conditioned).

Merger Agreement

On May 18, 2022, the Company entered into the Merger Agreement. Unless otherwise defined in this Section, the capitalized terms used below have the meanings given to them in the Merger Agreement.

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

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, immediately prior to the Closing, (i) the First Merger will be consummated, as a result of which all of the issued and outstanding capital stock of Near will no longer be outstanding and will automatically be cancelled and will cease to exist in exchange for the right to receive the Merger Consideration (as defined below), and (ii) the Second Merger will be consummated, as a result of which all of the issued and outstanding capital stock of Near will no longer be outstanding and will automatically be cancelled and will cease to exist and each membership interest of Merger Sub 2 will remain outstanding as a membership interest of the surviving entity. Following the Business Combination, the Company will change its name to “Near Intelligence, Inc.”, or such other name as may be mutually agreed to by the Company and Near.

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The Company’s securities (the “Merger Consideration”) payable to Near security holders from the Company at the effective time of the First Merger (the “First Effective Time”) will have an aggregate value equal to, without duplication, (i) the Company Base Value (as defined below), (ii) minus (or plus, if negative), the Closing Net Debt, (iii) (x) plus, in the event that the Closing Net Working Capital Amount exceeds the Target Net Working Capital Amount, the difference between the Closing Net Working Capital Amount and the Target Net Working Capital Amount, or (y) minus, in the event that the Closing Net Working Capital Amount is less than the Target Net Working Capital Amount, the difference between the Closing Net Working Capital Amount and the Target Net Working Capital Amount, and (iv) minus the amount of any unpaid Company Transaction Expenses. For purposes of the Merger Agreement, “Company Base Value” was an amount equal to Six Hundred Seventy-Five Million U.S. Dollars ($675,000,000) plus the amount of any Permitted Equity Financing. A “Permitted Equity Financing” is any equity financing transaction or series of equity financing transactions entered into by Near on or after the date of the Merger Agreement, by way of issuance, subscription or sale, which results in cash proceeds to Near prior to the First Effective Time in an amount not exceeding Fifty Million U.S. Dollars ($50,000,000), in exchange for shares of stock or convertible securities of Near (excluding, for the avoidance of doubt, any instrument issued by Near in connection with the Permitted Debt contemplated under the Merger Agreement). For the purposes of the Merger Agreement, “Permitted Debt” means indebtedness incurred by any Target Company after the date of the Merger Agreement from third parties, including third party banks or financial institutions, provided that all such Indebtedness shall not result in total Indebtedness of the Target Companies (whether incurred prior to or following the date of the Merger Agreement) in excess of $60,000,000 at any time (which amount, for the avoidance of doubt, also shall include any Indebtedness of the Target Companies as of the date of the Merger Agreement).

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

On December 23, 2022, the Company and Near entered into Amendment No. 2 to the Agreement and Plan of Merger revising the implied equity value for the company stockholders of approximately $675 million to approximately $575 million.

Common Stock Subscription Agreement

Simultaneously with the execution and delivery of the Merger Agreement, the Company entered into a common stock purchase agreement (the “Common Stock Purchase Agreement”) and related registration rights agreement (the “CF Registration Rights Agreement”) with CF Principal Investments LLC (“CF”). Pursuant to the Common Stock Purchase Agreement, following the Closing, Near, as the Company’s successor, has the right to sell to CF up to a Total Commitment (as defined in the Common Stock Purchase Agreement) of $100,000,000 in shares of Near’s Common Stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. Near is obligated under the Common Stock Purchase Agreement and the CF Registration Rights Agreement to file a registration statement with the SEC to register under the Securities Act for the resale by CF of shares of Common Stock that Near may issue to CF under the Common Stock Purchase Agreement.

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

Registration Statement on Form S-4

The Company initially filed a Registration Statement on Form S-4, as amended, with the SEC on July 1, 2022 along with subsequent amendments on September 9, 2022, October 19, 2022, November 10, 2022, December 1, 2022, December 28, 2022, January 17, 2023, January 26, 2023 and February 3, 2023, in connection with the registration under the Securities Act of the shares of the Company’s Class A common stock to be issued under the Merger Agreement as the Merger Consideration. This Registration Statement was declared effective by the SEC on February 13, 2023.

NOTE 7 — STOCKHOLDERS’ DEFICIT

Preferred Stock — The Company is authorized to issue up to 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock — The Company is authorized to issue up to 280,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2022 and 2021, there were 10,404,394 and 17,250,000 shares of Class A common stock issued and outstanding, respectively, all of which are subject to possible redemption and presented as temporary equity.

Class B Common Stock — The Company is authorized to issue up to 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of the Company’s Class B common stock are entitled to one vote for each share. At both December 31, 2022 and 2021, there were 4,312,500 shares of Class B common stock issued and outstanding.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders, except as required by law.

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

NOTE 8 — WARRANT LIABILITIES

As of December 31, 2022 and 2021, there were 8,625,000 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

At December 31, 2022 and 2021, there were 5,200,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the shares of common stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — INCOME TAX

The Company’s net deferred tax assets and liabilities are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets, net
Net operating loss carryforward	$—	$29,571
Startup and organizational costs	618,152	295,262
Change in fair value of Working Capital Loan	(71,622)	—
Unrealized gain on marketable securities	—	(4,121)
Total deferred tax assets, net	546,530	320,712
Valuation allowance	(618,152)	(320,712)
Deferred tax liability, net of valuation allowance	$(71,622)	$—

The income tax provision consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$302,394	$—
Deferred	(225,819)	(320,314)

State and Local
Current	—	—
Deferred	—	—

Change in valuation allowance	297,441	320,314
Income tax provision	$374,016	$—

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

As of December 31, 2022 and 2021, the Company had $0 and $140,812, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. Federal net operating loss can be carried forward indefinitely.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022 and 2021, the change in the valuation allowance was $297,441 and $320,314, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2022	2021

Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrants	(28.0)%	84.9%
Transaction costs allocable to warrants	0.0%	(27.1)%
Business combination expenses	8.4%	—%
Change in valuation allowance	5.5%	(78.9)%
Income tax provision	6.9%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and is subject to examination by the various taxing authorities. The Company’s tax returns since inception remain open to examination by the taxing authorities.

NOTE 10 — FAIR VALUE MEASUREMENTS

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

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2022	December 31, 2021
Assets:
Cash and marketable securities held in Trust Account	1	$107,332,749	$172,580,609

Liabilities:
Warrant Liabilities – Public Warrants	1	690,000	5,180,136
Warrant Liabilities – Private Placement Warrants	3	416,000	3,131,574
Working Capital Loan	3	421,900	—

The warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the accompanying consolidated balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

As of December 31, 2022 and 2021, the Private Placement Warrants were valued using a binomial lattice model which is considered to be a Level 3 fair value measurement. The binomial lattice model’s primary unobservable input utilized in determining the fair value of the warrants is the expected volatility of the common stock. The expected volatility as of the closing date of the Initial Public Offering was derived from observable Public Warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. As of December 31, 2022 and 2021, the Public Warrants were valued using the level 1 quoted prices in an active market.

The following table provides quantitative information regarding Level 3 fair value measurements for Private Placement Warrants at December 31, 2022 and 2021:

	As of December 31, 2022	As of December 31, 2021
Stock price	$10.24	$9.84
Strike price	$11.50	$11.50
Volatility	3.8%	12.2%
Risk-free rate	4.41%	1.17%
Probability of Business Combination occurring	35%	75%
Dividend yield	0.0%	0.0%
Fair value of warrants	$0.08	$0.60

The following table presents the changes in the fair value of Level 3 warrant liabilities for the year ended December 31, 2021:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 11, 2021	3,744,000	6,210,000	9,954,000
Change in fair value	(612,426)	(1,380,000)	(1,992,426)
Transfer to Level 1	—	(4,830,000)	(4,830,000)
Fair value as of December 31, 2021	3,131,574	—	3,131,574

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table presents the changes in the fair value of Level 3 warrant liabilities for the year ended December 31, 2022:

Private Placement
Fair value as of January 1, 2022	$3,131,574
Change in fair value	(2,715,574)
Fair value as of December 31, 2022	$416,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $4,830,000. There were no transfers from Level 3 to any other levels during the year ended December 31, 2022.

The Working Capital Loan was measured at fair value as of the date of the initial borrowing on January 31, 2022. The discounted cash flow method was used to value the debt component of the Working Capital Loan and the Black Scholes Option Pricing Model was used to value the debt conversion option. There were no transfers out of Level 3 to other levels in the fair value hierarchy during the year ended December 31, 2022 for the Working Capital Loan.

The following table provides quantitative information regarding Level 3 fair value measurements for each draw of the Working Capital Loan during the year ended December 31, 2022:

	As of December 31, 2022	As of September 30, 2022	As of June 30, 2022	As of April 1, 2022	As of January 31, 2022
Stock price	$10.24	$10.05	$9.99	$9.94	$9.87
Strike price	11.50	$11.50	$11.50	$11.50	$11.50
Volatility	3.8%	0.0%	10.1%	3.8%	9.1%
Risk-free rate	4.41%	4.01%	2.98%	2.40%	2.40%
Probability of Business Combination occurring	35%	50%	75%	75%	75%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%

The following contains additional information regarding the inputs used in the pricing models:

●	Term – the expected life of the warrants was assumed to be equivalent to their remaining contractual term.

●	Risk-free rate – the risk-free interest rate is based on the U.S. treasury yield curve in effect on the date of valuation equal to the remaining expected life of the Warrants.

●	Volatility – the Company estimated the volatility of its common stock warrants based on implied volatility and actual historical volatility of a group of comparable publicly traded companies observed over a historical period equal to the expected remaining life of the Warrants.

●	Dividend yield – the dividend yield percentage is zero because the Company does not currently pay dividends, nor does it intend to do so during the expected term of the Private Placement Warrants.

KLUDEIN I ACQUISITION CORP.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

The following table presents the changes in the fair value of the Level 3 Working Capital Loan for the year ended December 31, 2022:

Working Capital Loan
Fair value as of January 1, 2022	$—
Initial measurement at January 31, 2022 - $350,000 draw	264,900
Initial measurement at April 1, 2022 - $112,500 draw	83,396
Initial measurement at June 30, 2022 - $250,000 draw	184,807
Initial measurement at September 30, 2022 - $360,000 draw	177,331
Initial measurement at December 31, 2022 - $152,500 draw	52,522
Change in fair value	(341,057)
Fair value as of December 31, 2022	$421,900

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, except as identified below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

At the special meeting of stockholders on January 6, 2023, stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation (the “Charter Amendment”) to extend the date by which the Company must consummate its initial business combination from January 11, 2023 to April 11, 2023 (or such earlier date as determined by the board of directors of the Company). In connection with the Second Extension, stockholders holding 9,786,530 Public Shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account. As a result, approximately $101 million (approximately $10.32 per share), which included $1,190,676 of interest earned on the Trust Account which was not previously used to pay the Company’s tax obligations, was removed from the Trust Account to pay such holders. As described in Note 2, due to the Inflation Reduction Act, the 9,786,530 shares that were redeemed for an aggregate of $100,993,709 may be subject to the excise tax. Following these redemptions, the Company has 617,864 Public Shares outstanding.

On January 11, 2023, the Company liquidated the investments held in the trust account and instead hold the funds in the trust account in an interest bearing demand deposit account until the earlier of the consummation of our initial business combination or our liquidation.

On January 17, 2023, the Company entered into Amendment No. 3 to the Agreement and Plan of Merger, pursuant to which the minimum cash condition to Closing was revised such that, upon the Closing, the Company is required to have cash and cash equivalents, including funds remaining in the Trust Account (after giving effect to the payment of Public Stockholder redemptions) and the proceeds of any funded Transaction Financing, prior to the payment of the Company’s unpaid expenses and before repayment of any loans owed by the Company to its sponsor, at least equal to $95,000,000 less the aggregate amount of proceeds of any Permitted Equity Financing and any Permitted Debt of Near or any other Target Company that is available to any of them following the Closing or that previously has been drawn down by any of them prior to the Closing, including amounts in escrow that would be eligible to be requested following the Closing and amounts that may be requested following the Closing that are contingent upon the occurrence of specified events or the satisfaction of certain conditions precedent, whether or not such events actually occur or such conditions ultimately are satisfied.

On January 17, 2023, January 26, 2023 and February 3, 2023, the Company filed amendments to its Registration Statement on Form S-4. The Registration Statement was declared effective by the SEC on February 13, 2023.

Subsequent to December 31, 2022, the Sponsor advanced the Company $275,000.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement. (3)
2.1	Agreement and Plan of Merger, dated as of May 18, 2022, by and among the Company, Near, Merger Sub 1 and Merger Sub 2. (6)
2.2	Amendment No. 1 to the Near Merger Agreement, dated November 3, 2022, by and among the Company, Near, Merger Sub 1 and Merger Sub 2. (8)
2.3	Amendment No. 2 to the Near Merger Agreement, dated December 23, 2022, by and among the Company, Near, Merger Sub 1 and Merger Sub 2. (10)
2.4	Amendment No. 3 to the Near Merger Agreement, dated January 17, 2023, by and among the Company, Near, Merger Sub 1 and Merger Sub 2. (12)
3.1	Amended and Restated Certificate of Incorporation. (3)
3.2	Amendment to Amended and Restated Certificate of Incorporation, dated July 7, 2022. (7)
3.3	Amendment to Amended and Restated Certificate of Incorporation, dated January 6, 2023. (11)
3.4	Bylaws. (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Common Stock Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated January 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (3)
4.5	Description of Registered Securities. (4)
4.6	Form of Warrant Certificate of Near. (8)
10.1	Letter Agreement, dated January 6, 2021, by and among the Company, its officers and directors and the Sponsor. (3)
10.2	Promissory Note, dated as of September 24, 2020, issued to the Sponsor. (1)
10.3	Investment Management Trust Agreement, dated January 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee. (3)
10.4	Registration Rights Agreement, dated January 6, 2021, by and among the Company and certain security holders. (3)
10.5	Securities Subscription Agreement, dated September 24, 2020, between the Company and the Sponsor. (1)
10.6	Private Placement Warrants Purchase Agreement, dated January 6, 2021, by and between the Company and the Sponsor. (3)
10.7	Form of Indemnity Agreement. (2)
10.8	Promissory Note of the Company, dated as of January 21, 2022, issued to the Sponsor. (5)
10.9	Form of Company Stockholder Support Agreement, dated as of May 18, 2022, by and among the Company, Near and each of Near Pte. Ltd. and certain shareholders of Near Pte. Ltd. (6)
10.10	Form of Sponsor Support Agreement, dated as of May 18, 2022, by and among the Company, Near and the Sponsor. (6)
10.11	Form of Lock-Up Agreement, effective as of May 18, 2022, by and among the Company and each of shareholders of Near Pte. Ltd. (who will become stockholders of Near after the Reorganization) and certain senior officers of Near. (6)
10.12	Form of Non-Competition and Non-Solicitation Agreement, effective as of May 18, 2022, by and among the Company, Near and certain individuals party thereto. (6)
10.13	Form of Amended and Restated Registration Rights Agreement by and between the Company and the other parties thereto. (6)

10.14	Common Stock Purchase Agreement, dated as of May 18, 2022, by and between the Company and CF Principal Investments LLC. (6)
10.15	Registration Rights Agreement, dated as of May 18, 2022, by and between the Company and CF Principal Investments LLC. (6)
10.16	Promissory Note issued to the Sponsor. (7)
10.17	Promissory Note issued to Near. (9)
10.18	Amendment No. 1 to Sponsor Support Agreement, dated as of December 23, 2022, by and among the Company, Near and the Sponsor. (10)
14	Code of Ethics. (2)
21	List of Subsidiaries*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
99.1	Audit Committee Charter. (2)
99.2	Compensation Committee Charter. (2)
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*	Filed herewith.

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 (File No. 333-251337), filed with the SEC on December 15, 2020.
(2)	Incorporated by reference to Amendment No. 1 to the Company’s Registration Statement on Form S-1/A (File No. 333-251337), filed with the SEC on December 28, 2020.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 12, 2021.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 26, 2021.
(5)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 24, 2022.
(6)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 19, 2022.
(7)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 7, 2022.
(8)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 9, 2022.
(9)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 25, 2022.
(10)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 27, 2022.
(11)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 11, 2023.
(12)	Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 17, 2023.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2023	KludeIn I Acquisition Corp.

	By:	/s/ Narayan Ramachandran
	Name:	Narayan Ramachandran
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Narayan Ramachandran	Chief Executive Officer and Chairman	March 17, 2023
Narayan Ramachandran	(Principal Executive Officer)

/s/ Mini Krishnamoorthy	Chief Financial Officer and Director	March 17, 2023
Mini Krishnamoorthy	(Principal Financial and Accounting Officer)

/s/ Krishnan Rajagopalan	Director	March 17, 2023
Krishnan Rajagopalan

/s/ Madhavan Rangaswami	Director	March 17, 2023
Madhavan Rangaswami

/s/ Mark Bailey	Director	March 17, 2023
Mark Bailey