Form 10-Q
period 2023-03-31
Near Intelligence, Inc.
filed 2023-05-19
CIK 1826671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-39843

Near Intelligence, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-3187857
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 W Walnut St., Suite A-4

Pasadena, CA 91124

(Address of principal executive offices)

(628) 889-7680

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	NIR	The Nasdaq Global Market
Warrants, each exercisable for one share of Common Stock for $11.50 per share	NIRWW	The Nasdaq Capital Market

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No   ☒

As of May 12, 2023, there were 50,255,921 shares of Common stock, $0.0001 par value, issued and outstanding.

Near Intelligence, Inc.

TABLE OF CONTENTS

		Page
Part I. Financial Information
Item 1.	Unaudited Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022	1
	Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022	2
	Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2023 and 2022	3
	Condensed Consolidated Statements of Changes in Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2023 and 2022	4
	Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022	5
	Notes to Unaudited Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	54
Item 4.	Controls and Procedures	54

Part II. Other Information
Item 1.	Legal Proceedings	55
Item 1A.	Risk Factors	55
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	86
Item 3.	Defaults Upon Senior Securities	86
Item 4.	Mine Safety Disclosures	86
Item 5.	Other Information	86
Item 6.	Exhibits	86
Signatures		89

i

Commonly Used Terms and Definitions

Unless the context otherwise requires, the terms “Near” and the “Company” refer to Near Intelligence, Inc. and its consolidated subsidiaries. In addition, the following company or industry-specific terms and abbreviations are used throughout this report:

“Advisory Fee Shares” means the shares issuable to CF&CO in lieu of the cash advisory fee otherwise payable to CF&CO pursuant to the CF Engagement Letter.

“A&R Registration Rights Agreement” means the Amended and Restated Registration Rights Agreement dated March 23, 2023, by and among Near, the Sponsor, former KludeIn directors and certain persons and entities holding securities of Near Holdings prior to the consummation of the Business Combination.

“Bylaws” means the Amended and Restated By-Laws of Near Intelligence, Inc.

“Blue Torch” means Blue Torch Finance LLC, a Delaware limited liability company.

“Business Combination” means the business combination contemplated by the Merger Agreement.

“CF&CO” means Cantor Fitzgerald & Co.

“CFPI” means CF Principal Investments LLC, a Delaware limited liability company.

“CF Engagement Letter” means that certain letter agreement between KludeIn and CF&CO, dated as of September 16, 2021, as amended from time to time.

“CF Fee Agreement” means that certain omnibus fee agreement among KludeIn, CF&CO and CFPI, dated March 22, 2023, which amended certain provisions of the CF Engagement Letter, the Common Stock Purchase Agreement and the CF Registration Rights Agreement.

“CF Registration Rights Agreement” means that certain Registration Rights Agreement between KludeIn and CFPI, dated as of May 18, 2022, as amended from time to time.

“Common Stock” means the shares of common stock of Near Intelligence, Inc., par value $0.0001 per share.

“Common Stock Purchase Agreement” means that certain Common Stock Purchase Agreement between KludeIn and CFPI, dated as of May 18, 2022, as amended from time to time.

“Convertible Debentures” means the convertible debentures issued pursuant to the Securities Purchase Agreements.

ii

“Financing Agreement” means that certain Financing Agreement between Near Holdings and Blue Torch LLC, dated as of November 4, 2022, as amended from time to time.

“IPO” means the initial public offering of KludeIn.

“KludeIn” means KludeIn I Acquisition Corp., a Delaware corporation (which was renamed “Near Intelligence, Inc.” in connection with the consummation of the Business Combination).

“Legacy Near” means Near Intelligence Holdings Inc. and its consolidated subsidiaries prior to the consummation of the Business Combination.

“Merger Agreement” means that certain Agreement and Plan of Merger, dated as of May 18, 2022, as amended on November 3, 2022, December 23, 2022 and January 17, 2023, by and among KludeIn, Merger Sub 1, Merger Sub 2 and Near Holdings.

“Nasdaq” means the Nasdaq Global Market or the Nasdaq Capital Market, as applicable.

“Near” means Near Intelligence, Inc., a Delaware corporation.

“Near Holdings” means Near Intelligence Holdings Inc., a Delaware corporation.

“Near Board” or “Board” means the Board of Directors of Near.

“Part A-1 Convertible Debentures” means the convertible debentures issued pursuant to the Part A-1 Securities Purchase Agreement.

“Part A-1 Securities Purchase Agreement” means that certain Securities Purchase Agreement, by and among Near and the investors listed therein, dated March 31, 2023.

“Part A-2 Convertible Debentures” means the convertible debentures issued pursuant to the Part A-2 Securities Purchase Agreement.

“Part A-2 Securities Purchase Agreement” means that certain Securities Purchase Agreement, by and among Near and the investors listed therein, dated May 18, 2023.

“Part B Convertible Debentures” means the convertible debentures issued pursuant to the Part B Securities Purchase Agreement.

“Part B Securities Purchase Agreement” means that certain Securities Purchase Agreement, by and among Near and the investors listed therein, dated May 18, 2023.

“Private Placement Warrants” means the 5,200,000 warrants issued to the Sponsor in a private placement simultaneously with the closing of the IPO.

“Public Warrants” means the warrants sold as part of the units in the IPO (whether they were purchased in the IPO or thereafter in the open market).

“SEC” means the U.S. Securities and Exchange Commission.

“Securities Act” means the U.S. Securities Act of 1933, as amended.

“Securities Purchase Agreements” means, collectively, the Part A-1 Securities Purchase Agreement, the Part A-2 Securities Purchase Agreement and the Part B Securities Purchase Agreement.

“Sponsor” means KludeIn Prime LLC, a Delaware limited liability company.

“Warrants” means the Private Placement Warrants and the Public Warrants.

“Warrant Agreement” means that certain warrant agreement, dated as of January 6, 2021, by and between KludeIn and Continental Stock Transfer & Trust Company.

iii

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Near Intelligence, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in $, except per share data and share count)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,885,290	$16,599,897
Restricted cash	40,643,553	44,398,144
Accounts receivable, net of allowance for credit losses of $3,376,574, and $3,417,845 as of March 31, 2023 and December 31, 2022, respectively	25,234,200	26,011,486
Prepaid expenses and other current assets	3,375,955	4,963,268
Total current assets	85,138,998	91,972,795

Property and equipment, net	3,700,414	4,658,579
Operating lease right-of-use assets	3,847,575	4,038,350
Goodwill	62,073,433	61,994,758
Intangible assets, net	9,085,017	10,689,108
Other assets	2,969,331	2,882,015
Total assets	$166,814,768	$176,235,605

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Current portion of long-term borrowings	$5,196,952	$2,783,060
Accounts payable	26,015,170	9,992,164
Accrued expenses and other current liabilities	23,152,873	20,004,468
Current portion of operating lease liabilities	1,004,073	936,685
Total current liabilities	55,369,068	33,716,377

Convertible debentures	4,027,171	—
Long-term borrowings, less current portion	86,050,252	85,563,588
Long-term operating lease liabilities	3,068,581	3,299,259
Derivative liabilities	11,705,024	16,765,776
Other liabilities	431,701	731,100
Total liabilities	$160,651,797	$140,076,100

Redeemable convertible preferred stock
Redeemable convertible preferred stock, par value $0.0001, 50,000,000 and 33,083,858 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 0 and 33,083,858, shares issued and outstanding as of March 31, 2023 and December 31, 2022 respectively; redemption amount of $0 and $253,045,305 as of March 31, 2023 and December 31, 2022, respectively	—	207,417,237

Stockholders’ equity (deficit)
Common stock, par value $0.0001; 300,000,000 and 20,746,276 shares authorized as of March 31, 2023 and December 31, 2022, respectively; 46,383,143 and 8,296,074 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	4,638	8
Additional paid-in-capital	267,356,139	70,900,679
Accumulated deficit	(259,945,489)	(240,787,341)
Accumulated other comprehensive loss	(1,252,317)	(1,371,078)
Total stockholders’ equity (deficit)	6,162,971	(171,257,732)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$166,814,768	$176,235,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Near Intelligence, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in $, except per share data and share count)

Unaudited

	For the three months ended March 31,
	2023	2022
Revenue	$15,507,718	$14,058,602
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,143,559	4,278,200
Product and technology	8,303,274	4,900,258
Sales and marketing	5,161,670	4,692,273
General and administrative	16,514,761	3,005,320
Depreciation and amortization	2,722,450	2,379,308
Total costs and expenses	37,845,714	19,255,359
Operating loss	(22,337,996)	(5,196,757)
Interest expense, net	3,999,180	748,851
Changes in fair value of derivative liabilities	(7,304,155)	(1,700,221)
Other expense (income), net	4,609	(498,906)
Loss before income tax expense	(19,037,630)	(3,746,481)
Income tax expense	120,518	61,691
Net loss attributable to Near Intelligence, Inc. and common stockholders	(19,158,148)	(3,808,172)

Net loss attributable to common stockholders, basic and diluted	$(19,158,148)	$(3,808,172)
Net loss per share attributable to common stockholders, basic and diluted	$(1.20)	$(0.49)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	16,004,795	7,747,665

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Near Intelligence, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in $, except per share data and share count)

Unaudited

	For the three months ended March 31
	2023	2022
Net loss	$(19,158,148)	$(3,808,172)
Other comprehensive income (loss):
Currency translation adjustments	118,761	(276,166)
Total comprehensive loss attributable to Near Intelligence, Inc.	$(19,039,387)	$(4,084,338)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Near Intelligence, Inc. and Subsidiaries

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in $, except per share data and share count)

Unaudited

	Redeemable convertible preferred stock		Stockholders’ Equity (Deficit)
			Common stock		Additional paid in	Accumulated	Accumulated other comprehensive	Total stockholders’ equity
	Shares	Amount ($)	Shares	Amount ($)	capital	deficit	loss	(deficit)
Balance as of December 31, 2021	307,298.151	207,417,237	71,963.894	7	4,399,815	(136,369,447)	(799,262)	(132,768,887)
Retroactive application of Business Combination (Note 1)	32,776,559.849	—	7,675,701.106	768	(768)	—	—	—
Balance as of December 31, 2021	33,083,858	207,417,237	7,747,665	775	4,399,047	(136,369,447)	(799,262)	(132,768,887)
Stock options exercised and pending allotment	—	—	—	—	3,035	—	—	3,035
Stock based compensation	—	—	—	—	47,388	—	—	47,388
Net loss	—	—	—	—	—	(3,808,172)	—	(3,808,172)
Other comprehensive loss	—	—	—	—	—	—	(276,166)	(276,166)
Balance as of March 31, 2022	33,083,858	207,417,237	7,747,665	775	4,449,470	(140,177,619)	(1,075,428)	(136,802,802)

Balance as of December 31, 2022	307,298.151	207,417,237	77,057.894	8	70,900,679	(240,787,341)	(1,371,078)	(171,257,732)
Retroactive application of Business Combination (Note 1)	32,776,559.849	—	8,219,016.106	822	(822)	—	—	—
Balance as of December 31, 2022	33,083,858	207,417,237	8,296,074	830	70,899,857	(240,787,341)	(1,371,078)	(171,257,732)
Conversion of redeemable convertible preferred stock into common stock	(33,083,858)	(207,417,237)	33,083,858	3,308	207,413,929	—	—	207,417,237
Restricted stock units issued	—	—	729,086	73	(73)	—	—	—
Issuance of warrant	—	—	—	—	483,649	—	—	483,649
Stock based compensation	—	—	—	—	5,839,117	—	—	5,839,117
Net loss	—	—	—	—	—	(19,158,148)	—	(19,158,148)
Other comprehensive income	—	—	—	—	—	—	118,761	118,761
Issuance of common stock upon Business Combination (Note 1)	—	—	4,274,125	427	(17,280,340)	—	—	(17,279,913)
Balance as of March 31, 2023	—	$—	46,383,143	4,638	267,356,139	(259,945,489)	(1,252,317)	6,162,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Near Intelligence, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in $, except per share data and share count)

Unaudited

	For the three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(19,158,148)	$(3,808,172)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,722,450	2,379,308
Stock based compensation	5,839,117	47,388
Change in fair value of Derivative liabilities	(7,304,155)	(1,700,221)
Allowance for credit losses on trade receivables and write off	35,840	74,900
Amortization of debt discount due to warrants	688,040	256,775
Other	(146,209)	(353,669)
Changes in operating assets and liabilities:
Accounts receivable	844,423	(2,563,756)
Prepaid expenses and other current assets	(828,478)	(632,957)
Operating lease right-of-use assets	226,339	142,616
Other assets	(86,727)	149,912
Accounts payable	4,963,615	(1,759,664)
Accrued expenses and other current liabilities	3,472,759	3,725,032
Operating lease liabilities	(201,227)	(136,411)
Other liabilities	(300,663)	(10,349)
Net cash used in operating activities	(9,233,024)	(4,189,268)

Cash flows from investing activities:
Additions to property and equipment	(156,717)	(73,871)
Proceeds from sale of marketable securities	—	258,621
Proceeds from sale of short-term investments	—	1,066,792
Cash acquired in Business Combination, net of transaction costs paid	204,874	—
Advance from related party (note 21)	1,777,675	—

Net cash provided by investing activities	1,825,832	1,251,542

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	5,219,325	—
Proceeds from exercise of stock options	—	3,035
Repayment of short-term borrowing from related party (note 21)	(2,073,219)	—
Repayments of debt	(234,326)	(1,606,469)
Net cash provided by (used in) financing activities	2,911,780	(1,603,434)
Effect of exchange rates on cash, cash equivalents and restricted cash	26,214	(131,886)
Net decrease in cash, cash equivalents and restricted cash	(4,469,198)	(4,673,046)
Cash, cash equivalents and restricted cash at beginning of period	60,998,041	8,950,327
Cash, cash equivalents and restricted cash at the end of the period	$56,528,843	$4,277,281

Supplemental disclosure of cash flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$15,885,290	4,135,388
Restricted cash	$40,643,553	141,893
Total cash, cash equivalents and restricted cash shown in the statement of cash flow	56,528,843	4,277,281

Cash paid for income taxes	$24,289	$246,872
Cash paid for interest on borrowings	$3,710,814	$109,236
Business Combination transactions costs, accrued but not paid	$6,027,396	$—
Non-cash investing and financing activities
Recapitalization of Near Holdings common stock	$822	—
Assumption of Business Combination warrants liability	$2,296,333	—
Assumption of Business Combination promissory note and working capital loan	$1,795,280	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(in $, except per share data and share count)

Note 1 Organization and description of business

Near Intelligence, Inc, together with its wholly-owned subsidiaries (the “Company”), has principal activities of data processing, hosting, advertising, data driven marketing and related activities. The Company has foreign subsidiaries located in India, Australia, France, and Singapore.

The Company is a global, full stack data intelligence SaaS platform that stitches and enriches data on people and places from which its customers can derive actionable intelligence to help them make better decisions. The Company’s mission is bringing meaningful intelligence to customer behavior and helping enterprises use that intelligence to make meaningful decisions. The Company’s cloud-based platform provides accurate and extremely comprehensive information on people, places, and products while being fully privacy compliant. This intelligence enables enterprises to make decisions in real time. With the Company’s data intelligence platform businesses can understand and reach their customer base.

Merger Agreement

On March 23, 2023 (the “Closing Date”), the Company consummated the Business Combination (as defined below) pursuant to the terms of the Agreement and Plan of Merger dated May 18, 2022 (as amended on November 3, 2022, December 23, 2022 and January 17, 2023, the “Merger Agreement”) with Paas Merger Sub 1 Inc., a Delaware corporation and wholly owned subsidiary of KludeIn (“Merger Sub 1”), Paas Merger Sub 2 LLC, a Delaware limited liability company and wholly owned subsidiary of KludeIn (“Merger Sub 2”), and Near Intelligence Holdings Inc., a Delaware corporation (“Near Holdings”).

On the Closing Date, pursuant to the Merger Agreement, immediately prior to the consummation of the transactions contemplated by the Merger Agreement, (i) Merger Sub 1 merged with and into Near Holdings, with Near Holdings surviving the merger as a wholly owned subsidiary of KludeIn (the “First Merger “) and (ii) immediately following the First Merger, Near Holdings, as the surviving entity of the First Merger, merged with and into Merger Sub 2, with Merger Sub 2 being the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The Mergers and the other transactions described in the Merger Agreement collectively herein are described as the “Business Combination”.

At the effective time of the First Merger (the “First Effective Time”), (i) each share of Near Holdings capital stock outstanding as of immediately prior to the First Effective Time was converted into a right to receive a number of shares of KludeIn Class A Common Stock determined on the basis of a conversion ratio (the “Conversion Ratio”) of approximately 107.66 as of the Closing Date, (ii) each outstanding Near Holdings restricted stock unit (whether vested or unvested) was assumed by KludeIn in accordance with the Conversion Ratio and converted into a restricted stock unit for KludeIn Class A Common Stock (each, an “Assumed RSU”) issued under the 2023 Equity Incentive Plan, such Assumed RSUs continuing to have and be subject to substantially the same terms and conditions as were applicable to such RSUs under the Near Holdings 2022 Employee Restricted Stock Unit Plan, and (iii) each outstanding warrant to purchase Near Holdings capital stock was assumed by KludeIn in accordance with the Conversion Ratio and converted into a corresponding warrant to purchase shares of KludeIn Class A Common Stock (each, an “Assumed Warrant”), such Assumed Warrants continuing to have and be subject to substantially the same terms and conditions as were applicable to such warrants immediately prior to the First Effective Time.

At the effective time of the Second Merger (the “Second Effective Time”), (i) each membership interest of Merger Sub 2 issued and outstanding immediately prior to the Second Effective Time remained outstanding as a membership interest of Merger Sub 2 and (ii) all shares of common stock of Near Holdings were automatically cancelled and ceased to exist without any consideration being payable therefor.

Additionally, on the Closing Date, in connection with the consummation of the Business Combination, KludeIn changed its name from KludeIn I Acquisition Corp. to Near Intelligence, Inc. Beginning on March 24, 2023, the Company’s common stock and warrants trade on the Nasdaq Capital Market under the ticker symbols “NIR” and “NIRWW,” respectively.

The Company determined that Near Holdings was the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”. The determination was primarily based on the following facts:

-	Former Near Holdings stockholders have a controlling voting interest in the Company;

-	Near Holdings existing management team serves as the initial management team of the Company.

-	Near Holdings management continues to hold executive management roles for the post-combination company and be responsible for the day-to-day operations, and

-	Near Holdings operations comprise the ongoing operations of the Company.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 1 Organization and description of business (Cont.)

Accordingly, for accounting purposes, the Business Combination was treated as the equivalent of Near Holdings issuing stock for the net assets of KludeIn, accompanied by a recapitalization. The primary asset acquired from KludeIn was related to the cash amounts that was assumed at historical costs. Separately, the Company also assumed warrants that were deemed to be derivatives and meet liability classification subject to fair value adjustment measurements upon closing of the Business Combination. No goodwill or other intangible assets were recorded as a result of the Business Combination.

While KludeIn was the legal acquirer in the Business Combination, because Near Holdings was deemed the accounting acquirer, the historical consolidated financial statements of Near Holdings became the historical consolidated financial statements of the combined company, upon the consummation of the Business Combination. As a result, the condensed consolidated financial statements included in this report reflect (i) the historical operating results of Near Holdings prior to the Business Combination; (ii) the combined results of KludeIn and Near Holdings following the closing of the Business Combination; (iii) the assets and liabilities of Near Holdings at their historical cost; and (iv) the Company’s equity structure for all periods presented.

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of the Company’s common stock, $0.0001 par value per share, issued to Near Holdings shareholders and Near Holdings convertible preferred shareholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Near Holdings redeemable convertible preferred stock and Near Holdings common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

Note 2 Summary of significant accounting policies

a) Basis of presentation and principles of consolidation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements reflect all adjustments including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the financial position, results of operations, and cash flows for the periods presented in accordance with US GAAP. Interim results are not necessarily indicative of the results for a full year. For a more comprehensive understanding of the Company and its interim results, these condensed consolidated financial statements should be read in conjunction with Near Holdings audited consolidated financial statements as of and for the years ended December 31, 2022 and 2021 included in the Company’s Form 8-K filed on March 23, 2023, which provides a more complete discussion of the Company’s accounting policies and certain other information.

The unaudited condensed consolidated financial statements include the consolidated financial statements of the Company and its wholly owned subsidiaries. All significant transactions and balances among the Company and its subsidiaries have been eliminated upon consolidation. The results of subsidiaries acquired or disposed of are recorded in the condensed consolidated statements of operations from the effective date of acquisition or up to the effective date of disposal, as appropriate.

The condensed consolidated balance sheet at December 31, 2022 has been derived from the audited consolidated financial statements at that date, but does not include all disclosures, including notes, required by U.S. GAAP for complete financial statements.

b) Use of estimates

The preparation of the condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which affect the reported amounts in the condensed consolidated financial statements. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including those related to the incremental borrowing rate (“IBR”) applied in lease accounting, useful lives of property and equipment and intangible assets, the nature and timing of the satisfaction of performance obligations, allowance for credit losses on accounts receivables, fair value of acquired intangible assets and goodwill, fair value of derivative liabilities, stock based compensation, income taxes, certain deferred tax assets and tax liabilities, and other contingent liabilities. Management believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable. Although these estimates are inherently subject to judgment and actual results could differ from those estimates, management believes that the estimates used in the preparation of the condensed consolidated financial statements are reasonable.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 2 Summary of significant accounting policies (Cont.)

Management also continues to monitor the effects of the global macroeconomic environment, including increasing inflationary pressures; social and political issues; regulatory matters, geopolitical tensions; and global security issues. The Company is also mindful of inflationary pressures on its cost base and is monitoring the impact on customer preferences.

c) Segment reporting

The Company has a single operating and reportable segment. The Company’s Chief Executive Officer is its Chief Operating Decision Maker, who reviews financial information presented on a consolidated basis for the purposes of making operating decisions, allocating resources and evaluating financial performance. For information regarding the Company’s revenue by geographic area, see note 16.

d) Cash and cash equivalents

Cash and cash equivalents primarily represent bank balances in current accounts. The Company considers all short-term deposits with an original maturity of 90 days or less, when purchased, to be cash equivalents.

e) Restricted cash

Certain deposits are restricted as to withdrawal or usage against these deposits. Restricted term deposits are classified as current assets based on the term of the deposit and the expiration date of the underlying restriction.

Restricted cash represents an automatically renewed short-term deposit held with a bank against a corporate credit card for $32,651 and $32,198 as of March 31, 2023 and December 31, 2022 respectively. The Company has restricted deposits with a bank against commitment of office premises of $312,245, and $307,373 as of March 31, 2023 and December 31, 2022, respectively, which will be released upon vacating the premises leased. Also, with respect to the financing agreement with Blue Torch Finance LLC, the Company deposited $46,000,000 of cash into a restricted escrow account, to be later released upon the satisfaction of certain covenants as specified. For more details refer to note 10. As of March 31, 2023 and December 31, 2022, $40,298,657 and $44,058,573 were held in the account, respectively, which also includes accrued interest thereon.

f) Financial instruments and concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk are reflected principally in cash and cash equivalents, restricted cash, term deposits with banks and accounts receivables. The Company places its cash and cash equivalents, term deposits with banks and funds respectively with high credit/investment grade ratings to limit the amount of credit exposure with any one bank/fund and conducts ongoing evaluations of the creditworthiness of the banks and funds with which it does business. To reduce its credit risk on accounts receivable, the Company conducts ongoing credit evaluations of its debtors.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 2 Summary of significant accounting policies (Cont.)

g) Goodwill and intangible assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for using the acquisition method of accounting and is not amortized. Goodwill is measured and tested for impairment on an annual basis in accordance with ASC 350, Intangibles — Goodwill and Other, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events and changes may include: significant changes in performance related to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy.

The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, the Company determined that it has only one reporting unit. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparable. The Company did not recognize any goodwill impairment charges during the three months ended March 31, 2023 and 2022.

Intangible assets

The Company amortizes intangible assets with finite lives over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized and reviews them for impairment whenever an impairment indicator exists.

h) Impairment of long-lived assets

The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. The Company measures the recoverability of the assets by comparing the carrying amount of such asset or asset group to the future undiscounted cash flows it expects the asset or asset group to generate. If the Company considers the asset or asset group to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset or asset group exceeds its fair value. The Company did not recognize any impairment charges on its long-lived assets during the three months ended March 31, 2023 and 2022.

i) Fair value measurements and financial instruments

The Company holds financial instruments that are measured at fair value which is determined in accordance with a fair value hierarchy that prioritizes the inputs and assumptions used, and the valuation techniques used to measure fair value. The three levels of the fair value hierarchy are described as follows:

Level 1:	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Inputs are quoted prices for similar assets and liabilities in active markets or quoted prices for identical or similar instruments in markets that are not active and model- derived valuations in which all significant inputs and significant value drivers are observable in active markets.

Level 3:	Inputs are unobservable inputs based on the Company’s assumptions and valuation techniques used to measure assets and liabilities at fair value. The inputs require significant management judgment or estimation.

The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the determination of fair value of assets and liabilities and their placement within the fair value hierarchy levels. The Company establishes the fair value of its assets and liabilities using the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and established a fair value hierarchy based on the inputs used to measure fair value. The recorded amounts of certain financial instruments, including cash and cash equivalents, prepaid expenses and other assets accounts, accounts payable, and accrued expenses and other liabilities approximate fair value due to their relatively short maturities.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 2 Summary of significant accounting policies (Cont.)

j) Revenue recognition

The Company derives revenue primarily from i) core subscription services and ii) sale of operational products.

Revenue is recognized when, or as, the related performance obligation is satisfied by transferring the control of the promised service to a customer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services.

The Company applies the following steps for revenue recognition:

(i) Identification of the contract, or contracts, with the customer

The Company considers the terms and conditions of the engagement in identifying the contracts. The Company determines a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, it has been determined the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit, and financial information pertaining to the customer.

(ii) Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company and are distinct in the context of the contract, whereby, in respect of core subscription services, we have combined promises for access to the data intelligence platform, the output derived from such platform coupled with, in a marketing intelligence use case, access with the related obligation to provide use of the platform to execute customers’ marketing strategies as a single performance obligation. Sale of operational products is evaluated to be a distinct performance obligation, as further explained in the section “Sale of operational products”.

(iii) Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. The transaction price includes platform subscription fees based on the contracted usage of Near platform for analytics, data enrichment, data feeds as outputs from the platform and for executing customers’ marketing campaigns as well as variable consideration associated with overage fees on exceeded media execution limits as specified in respective contracts, where relevant. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In a marketing intelligence use case, the Company would be entitled to a platform fee even if the customer does not opt for contracted usage level of media execution committed by the Company. None of the Company’s contracts contain a significant financing component.

(iv) Allocation of the transaction price to the performance obligations in the contract

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price (“SSP”). Contracts typically have one performance obligation of providing access to the core subscription service or access to relevant outputs from the Near platform. On occasion, contracts include provision of certain operational products on a short term, fixed fee basis which reflect their respective SSP.

(v) Recognition of the revenue when, or as, a performance obligation is satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue in respect of core subscription services is recognized over the contractual terms during which the customer is given access to the platform or the output from the platform. With respect to revenue from operational products, the Company recognizes revenue as services are delivered. The Company generates all its revenue from contracts with customers.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 2 Summary of significant accounting policies (Cont.)

Core subscription revenue

The Company generates revenue from subscriptions to customers that enable them to access the Company’s cloud-based platform or access the output from such platform and use the data intelligence derived therein for a variety of use cases around analytics, data enrichment, marketing and operational decision-making including to access and advertise target consumer base for digital marketing and advertising. Subscription arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the platform or its specific modules/outputs over the contractual period. The underlying database of the Near platform is continuously updated based on ongoing data gathering exercise coupled with the Company’s patented algorithms running on such gathered data resulting in intelligent output available through the platform and therefore, its customers benefit from an up-to-date database on people and places relevant for the promotion of their business interests.

A time-elapsed method is used to measure progress because the Company’s obligation is to provide the customers a continuous service of access to the Company’s cloud-based platform or outputs and modules from such platform in order to execute their marketing and operational strategies over the contractual period and control is transferred evenly over the contractual period. Accordingly, the fixed consideration related to subscription service is recognized ratably over the contract term beginning on the date access to the subscription product is provisioned. Most of the customer agreements have a minimum term of one (1) year with various payment terms ranging from monthly to quarterly in arrears and in few cases, payments in advance. Also, many contracts have auto-renewal provision unless the customer decides to terminate such contract by providing an advance written notice prior to the end of the then current term. Many contracts with customers, including those entered into with the standard terms and conditions, may be terminated by Near at any time but only may be terminated by the customer either in case of a breach, or in certain cases, after a specified notice period. Typically, Near does not charge any penalties for early termination by the customer and the contracts do not entitle Near’s customers to a refund or partial refund upon cancellation of the relevant contracts. The auto renewal provisions are evaluated on a case-by-case basis but generally do not provide a material right as they do not provide a discount to the customer that is incremental to the range of discounts typically given for the same services that are sold to a similar class of customers, even when the stand-alone selling price of the services subject to the auto renewal provision is highly variable.

Sale of Operational products

The Company derives revenue from providing customized reports and other insights to customers on short term fixed fee basis. The Company recognizes such revenues from the sales of these operational products upon delivery to the customers (i.e., at a point in time basis). Refer to note 16 for details.

Practical expedients

The Company has utilized the practical expedient available under ASC 606, Revenue from Contracts with Customers and does not disclose the following:

i) Value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company has no significant financing components in its contracts with customers.

ii) Amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue.

k) Stock-based compensation

Stock-based compensation awards granted by the Company are considered as equity-classified stock option awards (“equity options”) and accounted for under ASC Topic 718 — Compensation — Stock Compensation. Stock-based compensation awards issued to non-employees in exchange for consulting and advisory services are accounted for in accordance with the provisions of ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” The Company recognizes and measures compensation expense for all stock-based awards based on the grant date fair value. Grant date fair value is determined under the option-pricing model (Black-Scholes Merton model). The fair value of restricted stock units (“RSU”) is estimated based on the fair value of the Company’s common stock on the date of grant. The fair value determined at the grant date is expensed over the vesting period of the stock-based awards using the straight-line attribution method, however, the amount of compensation cost recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date. Forfeitures are accounted for as they occur. Stock-based compensation expense is allocated to cost of revenue, product and technology, sales and marketing and general and administrative on the condensed consolidated statements of operations based on where the associated employee’s functional department is located.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 2 Summary of significant accounting policies (Cont.)

l) Net loss per share

Basic and diluted net loss per share attributable to common stockholders is presented in conformity with the two-class method required for participating securities. The two-class method determines net income (loss) per share for each class of common and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The two-class method requires income (loss) available to common stockholders for the period to be allocated between common and participating securities based upon their respective rights to shares in undistributed earnings as if all income (loss) for the period had been distributed. Based on the above, the redeemable convertible preferred stock, stock options, restricted stock units and warrants are not considered as participating securities.

Basic net loss per share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of common shares outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of common shares and potentially dilutive securities outstanding for the period. For purposes of this calculation, redeemable convertible preferred stock, stock options, unvested restricted stock units and warrants have been excluded from the calculation of diluted net loss per share attributable to common stockholders as their effect is anti-dilutive for all periods presented.

m) Changes in accounting policies and recently issued accounting pronouncements

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of the Company’s financial statements to those of other public companies more difficult.

The Company will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 11, 2026, (b) in which the Company has total annual gross revenue of at least $1.235 billion or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of common stock that is held by non-affiliates exceeds $700 million as of the prior June 30 and (2) the date on which the Company issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 2 Summary of significant accounting policies (Cont.)

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2022-04 — Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations which is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll forward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The guidance becomes effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company does not have any supplier finance programs and does not believe the impact of updating this accounting standard update will be material to the unaudited condensed consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (Topic 805). This ASU requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities (deferred revenue) from acquired contracts using the revenue recognition guidance in Topic 606. At the acquisition date, the acquirer applies the revenue model as if it had originated the acquired contracts. For the Company, the new guidance is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Adoption of the ASU should be applied prospectively. Early adoption is also permitted, including adoption in an interim period. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Note 3 Recapitalization

As discussed in Note 1, “Organization and Description of Business”, on the Closing Date, Near Holdings completed the acquisition of KludeIn, which was accounted for as a reverse recapitalization.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $2,235,551 from the Business Combination, offset by total transaction costs of $2,030,677. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) for the period ended March 31, 2023:

Cash-trust and cash, net of redemptions	2,235,551
Less: transaction costs and advisory fees, paid	(2,030,677)
Net proceeds from the Business Combination	204,874
Less: transaction costs and advisory fees, accrued	(12,947,639)
Less: public and private placement warrants	(2,296,333)
Less: promissory note and working capital loan	(1,795,280)
Less: others, net	(445,535)
Reverse recapitalization, net	(17,279,913)

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 3 Recapitalization (Cont.)

The number of shares of common stock issued immediately following the consummation of the Business Combination were:

KludeIn Class A common stock, outstanding prior to the Business Combination	10,404,394
Less: Redemption of KludeIn Class A common stock	(10,205,269)
Class A common stock of KludeIn	199,125
KludeIn Class B common stock, outstanding prior to the Business Combination	4,075,000
Business Combination shares	4,274,125
Near Holding Shares	42,109,018
Common stock immediately after the Business Combination	46,383,143

The number of Near Intelligence, Inc. shares was determined as follows:

	Near Intelligence Inc. Shares	Near Intelligence Inc Shares after conversion ratio
Common stock	77,057.894	8,296,074
Convertible preferred stock	307,298.151	33,083,858
Settlement on vesting of restricted share units (see Note 12)	6,773.000	729,086
Total	391,129.045	42,109,018

Public and private placement warrants

KludeIn’s 8,625,000 public warrants issued in its initial public offering (the “Public Warrants”) and 5,200,000 warrants issued in connection with private placement at the time of KludeIn’s initial public offering (the “Private Placement Warrants) remained outstanding and became warrants for the Company. (see Note 13 for more details).

Redemption

Prior to the closing of the Business Combination, certain KludeIn public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 10,205,269 shares of KludeIn Class A common stock for an aggregate payment of $105,264,009.

Note 4 Accounts receivable, net

Accounts receivable, net consists of the following:

	March 31,	December 31,
	2023	2022
Accounts receivable	28,610,774	29,429,331
Allowance for credit losses	(3,376,574)	(3,417,845)
Accounts receivable, net	25,234,200	26,011,486

As of March 31, 2023 and December 31, 2022, allowance for credit losses represented approximately 12% and 12% of gross accounts receivable.

The following table provides details of the Company’s allowance for credit losses:

	March 31,	December 31,
	2023	2022
Opening balance	3,417,845	2,073,836
Additions charged	35,840	1,344,009
Bad debts written off	(77,111)	—
Closing balance	3,376,574	3,417,845

Accounts receivable includes amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies. Unbilled amounts included in accounts receivable, net, which generally arise from the performance of services to customers in advance of billings, were $697,595 and $1,817,073 as of March 31, 2023 and December 31, 2022 respectively.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 5 Prepaid expenses and other current assets

Prepaid expenses and other current assets consist of the following:

	March 31,	December 31,
	2023	2022
Advanced income and non-income taxes	493,267	648,729
Deposits	300,932	349,041
Prepaid expenses	1,997,312	913,101
Contract assets	177,603	283,772
Advance to related party (note 21)	—	1,797,313
Promissory note (1)	—	686,690
Other receivables	406,841	284,622
	3,375,955	4,963,268

(1)	KludeIn issued a promissory note dated as of November 18, 2022, in the aggregate principal amount of up to $686,690. The promissory note was non-interest bearing and was eliminated in consolidation upon the Business Combination.

Note 6 Property and equipment, net

The components of property and equipment, net was as follows:

	March 31,	December 31,
	2023	2022
Computers	394,378	387,267
Office equipment	94,564	90,111
Furniture and fixtures	325,354	194,715
Leasehold improvements	2,685	2,668
Servers	12,671,736	12,671,736
Total	13,488,717	13,346,497
Less: Accumulated depreciation and amortization	(9,840,459)	(8,722,333)
	3,648,258	4,624,164
Capital work in progress	52,156	34,415
Total	3,700,414	4,658,579

Depreciation and amortization expense relating to property and equipment for the three months ended March 31, 2023 and March 31, 2022 was $1,118,137 and $1,094,965 respectively.

Note 7 Intangible assets, net

The amounts allocated to intangible assets from acquisitions includes customer relationships and software. The following table shows the amortization activity of intangible assets:

	As of March 31, 2023			As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	12,587,657	(7,026,378)	5,561,279	12,585,004	(5,978,395)	6,606,609
Software platform	5,622,053	(3,748,035)	1,874,018	5,622,053	(3,279,532)	2,342,521
Non compete agreement	1,830,236	(180,516)	1,649,720	1,830,236	(90,258)	1,739,978
	20,039,946	(10,954,929)	9,085,017	20,037,293	(9,348,185)	10,689,108

Amortization expense of intangible assets for the three months ended March 31, 2023 and 2022 was $1,604,313 and $1,284,343, respectively.

As of March 31, 2023, the estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

2023 (April to December)	4,798,619
2024	2,570,106
2025	1,073,202
2026	366,047
2027	277,043
Total future amortization expense	9,085,017

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 8 Goodwill

A summary of the changes in carrying value of goodwill is as follows:

	March 31,	December 31,
	2023	2022
Opening balance	61,994,758	62,387,725
Effect of exchange rate changes	78,675	(392,967)
Closing balance	62,073,433	61,994,758

Note 9 Convertible debentures

On March 31, 2023, the Company issued Part A-1 Convertible Debentures to multiple investors for an aggregate principal amount of $5,969,325. The Part A-1 Convertible Debentures carry an interest rate of 0.01% per annum and have a maturity date of February 2, 2027. On the maturity date, the Company shall pay principal and accrued interest.

At any time, investors are entitled to convert any portion of the outstanding amount into common stock of the Company at a conversion price, including principal and accrued interest that would be the lower of (i) the fixed conversion price of $10.01 per share, or (ii) 75% of the average of the daily volume-weighted average price during the twenty consecutive trading days immediately preceding the conversion date or other date of determination. This conversion price is subject to floor price of $ 2.06 per share. Also, the conversion price is subject to adjustments upon dividend, subdivision, combination or reclassification of common stock.

In connection with the Part A-1 Convertible Debentures, the Company issued warrants, which entitle the holders thereof to purchase up to an aggregate of 149,234 shares of common stock of the Company within an exercise period of 4 years from the issuance date at the exercise price of $0.01.

The warrants met the requirements for equity classification under ASC 480 and ASC 815 and were recorded at the issuance date using a relative fair value allocation method. Fair value of $483,649 allocated to the warrants is reflected as additional paid-in capital. The warrants are equity classified because they are indexed to common stock of the Company and require physical settlement or net share settlement. The fair value of the warrant is classified within Level 3 of the fair value hierarchy and was determined using the Black -Scholes option pricing model with an expected dividend yield of 0.00%, an expected volatility of 39.5%, a risk -free interest rate of 3.7% and a remaining life of 4 years.

The Company analyzed the conversion feature of the convertible debentures for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined the conversion features should be bifurcated and separately accounted for as a derivative. Accordingly, the conversions features are carried at fair value at each reporting date with the corresponding earnings (loss) reflected in the condensed consolidated statements of operations as a change in fair value of derivative liabilities. The Company valued the embedded derivative using the Monte Carlo simulation and a derivative liability of $708,505 was recognized by the Company as a debt discount to the fair value allocated to convertible debentures under the relative fair value method. As of March 31, 2023, the convertible debentures have an aggregate outstanding balance of $4,027,171.

Assumptions used in calculating estimated fair value of the conversion features as of March 31, 2023 is as follows:

March 31, 2023
Volatility	39.5%
Risk-free rate	3.72%
Contractual term (years)	3.85

Refer to note 19 for details on fair valuation methodology and summary of the changes in fair value.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 10 Borrowings

The Company’s borrowings consist of the following:

	March 31,	December 31,
	2023	2022
Blue Torch finance, net of debt amortization expenses	87,295,194	86,758,378
BPI France	689,598	839,473
BNP Paribas	705,697	748,797
Working capital loan	1,183,335	—
Promissory note	1,373,380	—
	91,247,204	88,346,648

BPI France

Through an acquisition in 2020, the Company acquired various unsecured loan arrangements with an unrelated party, BPI France bearing interest ranging from 1.46% to 5.78% and are repayable in a period ranging between 7 to 8 years.

BNP Paribas

Through an acquisition in 2020, the Company acquired debt under an unsecured loan arrangement with an unrelated party, BNP Paribas, which bears interest at 0.75% for reinforcement of the financial structure for which repayment started from July 2022.

Blue Torch loan

On November 4, 2022, the Company entered a facility agreement with Blue Torch Finance LLC (as administrative agent and collateral agent) to secure a commitment of $100,000,000 from lenders (the “Financing Agreement”). Borrowings under the Financing Agreement accrue interest at a floating rate per annum equal to the adjusted Term SOFR plus 9.75% (subject to a floor set at 3.891% as of the effective date). Interest is payable quarterly and the borrowing under the Financing Agreement is scheduled to mature on November 4, 2026.

Under the terms of the Financing Agreement, the Company established a controlled account into which $46,000,000 of the proceeds of the total funded amount of the term loans were deposited. Upon the satisfaction of certain conditions (including no default or event of default existing and the Company maintaining the first lien leverage ratios specified in the financing agreement), the Company may request these funds to be released. Upon the occurrence and continuance of any event of default or if the De-SPAC Merger does not occur on or prior to March 31, 2023 (or such later date as may be agreed by the administrative agent in its sole discretion), then the funds may be released and applied to prepay the loans. As of March 31, 2023, the Company has withdrawn $6,000,000 out the controlled account.

The Blue Torch credit facility is subject to certain financial covenants of leverage ratio and liquidity as specified in the Financing Agreement.

On November 4, 2022, the Company utilized $34,993,903 out of total $100,000,000 facility towards repayment of the then existing Deutsche Bank loan and Harbert loan facilities and $15,191,125 was disbursed to one of the Company’s bank accounts for general corporate purposes, net of transaction costs.

In connection with the Financing Agreement, the Company also granted warrants to the lenders which are exercisable for an aggregate amount of 1,039,996 (post application of conversion ratio upon Business Combination) shares of the Company’s common stock at $0.001 per share. The warrants are exercisable at any time until 10 years after which the warrants would get expired. The strike price would also be adjusted for down round financing and other standard anti-dilution adjustments.

Refer to note 13 for details for accounting of warrants issued in connection with the Financing Agreement.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 10 Borrowings (Cont.)

On March 23, 2023, the Company and Blue Torch Finance LLC entered an amendment to the Financing Agreement (“Consent and Amendment No. 2”) pursuant to which the Company is subject to additional financing and liquidity covenants. Pursuant to the Consent and Amendment No. 2, the Company agreed that (a) on or prior to March 31, 2023, (i) the Business Combination would be consummated in accordance with the terms of the Merger Agreement, in all material respects, and at a pre-money enterprise value of at least $575 million, (ii) the Company would raise additional capital from the issuance of subordinated indebtedness or equity securities (“Junior Capital”) in an amount that, together with net cash proceeds from the KludeIn trust account, equaled or exceeded $8.0 million, and (iii) the Company would secure commitments constituting Junior Capital of at least $8.5 million in the aggregate (the “Committed Junior Investments”), and (b) on or prior to April 15, 2023, the Committed Junior Investments must have been funded with net cash proceeds of at least $8.5 million ((a) and (b) together, the “Junior Capital Financing Conditions”).

In addition to the foregoing Junior Capital Financing Conditions, on or before May 31, 2023, the Company was required to receive net cash proceeds of at least $50.0 million from the issuance of Junior Capital (the “Subsequent Financing Condition”). The failure to meet either the Junior Capital Financing Conditions or the Subsequent Financing Condition before the applicable date would result in a mandatory prepayment event of the Company’s outstanding obligations pursuant to the Financing Agreement. However, the failure to meet either the Junior Capital Financing Conditions or the Subsequent Financing Condition would not result in an event of default if the mandatory prepayment is made within three business days following the date on which such condition subsequent was not satisfied.

In connection with Consent and Amendment No. 2, the Company was deemed to have paid a one-time closing fee of $2,000,000, which was added to the outstanding principal amount of the loans under the Financing Agreement. As described in Note 22, the Financing Agreement was further amended effective as of May 18, 2023. Prior to Waiver and Amendment No. 3, if (i) as of May 20, 2023 (or such later date as Blue Torch may agree in its sole discretion), the Company failed to obtain net cash proceeds of at least $20,000,000 million from subordinated indebtedness and the issuance of additional equity securities after March 23, 2023 and the liquidity condition was not satisfied on a pro forma basis, or (ii) a Specified Event of Default (as defined in the Financing Agreement) or certain other Event of Default (as defined in the Financing Agreement) under the Financing Agreement occurred, the Company would be obligated to pay a deferred consent fee of $5,000,000, which would be added to the outstanding principal amount of the loans under the Financing Agreement. Consent and Amendment No. 2 met the criteria for a modification of existing debt and accordingly, the one-time closing fee along with existing unamortized debt issuance cost is amortized using the effective interest method.

As described in Note 9, on March 31, 2023, the Company issued the Part A-1 Convertible Debentures in an aggregate principal amount of $5,969,325, the net proceeds of which $5,219,325 received as of March 31, 2023, together with the proceeds from the KludeIn trust account, were at least $8.0 million.

The Part A-1 Convertible Debentures also include a cross-default provision such that, if the event of default under the Financing Agreement results in the indebtedness thereunder becoming or being declared due and payable and such default is not remedied or waived, the Part A-1 Investors may, upon notice to the Company, elect to declare the full unpaid principal amount of the Part A-1 Convertible Debentures, together with any interest and other amounts owed in respect thereof, immediately due and payable in cash.

See Note 22 for a description of subsequent events related to the Financing Agreement.

Working Capital Loan

In connection with the Business Combination, the Company assumed a working capital loan which was obtained by KludeIn to finance transaction costs in connection with a Business Combination which is currently due on December 31, 2023. The working capital loan is non-interest bearing and may be converted into warrants of the Company’s common stock at a price of $1.00 per warrant at the lender’s discretion. The terms of the warrants are identical to the private placement warrants described in note 13.

As of the Closing Date, KludeIn had drawn $1,225,000 on the working capital loan. The working capital loan is accounted at fair value of $421,900 as of Closing Date. As of March 31, 2023, the fair value of the working capital noted amounted to $1,183,335.

The assumptions used in calculating estimated fair value of working capital loan as of March 31, 2023 is as follows:

March 31,
2023
Discount rate	14.85%
Contractual term (years)	0.25
Note Principal	1,225,000

Refer to note 19 for details on fair valuation methodology and summary of changes in fair value.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 10 Borrowings (Cont.)

Promissory Note

In connection with the Business Combination, the Company assumed a promissory note which was obtained to finance KludeIn transaction costs in connection with a Business Combination. The Promissory note is not convertible and bears no interest and is due on December 31, 2023. As of March 31, 2023, the outstanding balance is $1,373,380.

As of March 31, 2023, the aggregate maturities of long-term borrowings (excluding convertible debentures described in note 9) are as follows:

Annual Maturities
2023 (April to December)	5,060,524
2024	537,633
2025	387,004
2026	102,060,364
Total: aggregate maturities of long-term borrowings	108,045,525
Less: carrying value of unamortized borrowings financing costs	(16,798,321)
Net maturities of long-term borrowings	91,247,204
Less: current portion of long-term borrowings	(5,196,952)
Long-term borrowings	86,050,252

Note 11 Accounts Payable

	March 31,	December 31,
	2023	2022
Accounts payable	26,015,170	9,992,164
	26,015,170	9,992,164

In connection with the Business Combination, the Company assumed certain accounts payables amounting to $11,018,750 of KludeIn. Which primarily included the following:

1) Cantor Fitzgerald Omnibus Fee:

On March 22, 2023, KludeIn entered into an omnibus fee agreement with Cantor Fitzgerald & Co. and CF Principal Investments LLC (“CFPI”), in which the parties agreed that Cantor Fitzgerald & Co. would receive, in lieu of the cash advisory fee otherwise payable to it, a number of shares of the Company’s common Stock equal to the greater of (i) 600,000 shares of Near Common Stock and (ii) the quotient obtained by dividing (x) $6,000,000 by (y) the VWAP of the Near Common Stock over the five trading days immediately preceding the date of the initial filing of the registration statement covering the resale of the Advisory Fee Shares, provided that clause (y) may in no event be less than $2.06. Upon the Business Combination, the Company assumed $6,000,000 as an omnibus fee payable to Cantor Fitzgerald & Co.

In addition, upon the Business Combination with respect to omnibus fee agreement, the Company must pay CF Principal Investments LLC (“CFPI”), in lieu of the commitment fee otherwise payable to CFPI in Commitment Shares (as defined in the Common Stock Purchase Agreement) pursuant to the Common Stock Purchase Agreement, a non-refundable cash fee equal to $2,000,000, payable on or prior to May 31, 2023.

2) Underwriting fees:

On March 22, 2023, KludeIn and BTIG, LLC, as representative of the several underwriters entered into a letter agreement amending certain terms of an underwriting agreement, dated as of January 6, 2021. Pursuant to the letter agreement, the parties agreed that BTIG, LLC would receive, in lieu of the cash Deferred Underwriting Commission payable to it pursuant to the Underwriting Agreement, a number of shares (the “Deferred Compensation Shares”) of Common Stock equal to the greater of (i) 301,875 shares of Common Stock and (ii) the quotient obtained by dividing (x) $3,018,750 by (y) the VWAP of the Common Stock over the five trading days immediately preceding the date of the initial filing of the registration statement covering the resale of the Deferred Compensation Shares, provided that clause (y) may in no event be less than $2.06. Upon the Business Combination, the Company assumed $3,018,750 as underwriting fees payable to BTIG, LLC.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 12 Stock based compensation

Employee Stock Option Plan 2014 (“ESOP 2014”)

Near Holdings previously maintained the ESOP 2014, under which the stock based awards such as options may be granted to employees, directors and advisors on such terms as may be approved by the Board of directors. The Company has granted stock options to its eligible employees, directors and advisors, which are convertible into equivalent number of common stock once exercised. Upon vesting, the respective person acquired common stock as per their respective grant letter.

Options granted under this plan are exercisable up to 10 years after the options are vested. Options issued to employees under this plan vest typically over a four year period and were contingent upon continued employment on each vesting date. In general, options granted vest 25% after the first year of service and ratably each quarter over the remaining 12 quarter period.

No share options were exercised and no stock options were granted during the three months ended March 31, 2022.

The total share-based compensation cost recognized for the three months ended March 31, 2022 was $47,388.

Effective as of April 1, 2022, each option award granted under the ESOP 2014 (whether any portion was a vested or unvested) was cancelled for no consideration without a concurrent replacement award (restricted stock units) as the terms of the restricted stock units awards including number of awards and related vesting conditions were not finalized. Therefore, the cancellation transaction was accounted for as a repurchase for no consideration and previously unrecognized compensation cost for unvested options was recognized at the cancellation date of April 1, 2022.

2023 Equity Incentive Plan

Prior to the Business Combination, Near Holdings maintained the 2022 Employee Restricted Stock Unit Plan to issue such number of restricted stock units (“RSUs”) at such price and on such terms and conditions as may be fixed or determined by the management.

On March 20, 2023, the stockholders of KludeIn considered and approved the Near Intelligence, Inc. 2023 Equity Incentive Plan which became effective on the Closing Date.

On March 21, 2023, the Near Holdings Board of Directors cancelled an aggregate of 37,850 RSUs originally granted under the 2022 Employee Restricted Stock Unit Plan. The foregoing amounts represent the number of RSUs prior to the application of the Conversion Ratio. The RSUs were cancelled for no consideration.

On the Closing Date, each outstanding Near Holdings RSUs (whether vested or unvested) were converted into a restricted stock unit for the Company’s common stock issued under the 2023 Equity Incentive Plan, such assumed RSUs continued to have and be subject to substantially the same terms and conditions as were applicable to such RSUs under the Near Holdings 2022 Employee Restricted Stock Unit Plan.

The aggregate number of shares that may be issued under the 2023 Equity Incentive Plan shall not exceed 5,895,263 shares (the “Available Shares”). On the first day of each calendar year beginning January 1, 2023 and ending January 1, 2032, the Available Shares shall be increased by a number of shares equal to the lesser of (a) 5% of the aggregate number of shares outstanding on December 31 of the immediately preceding calendar year and (b) such smaller number of Shares as determined by the Committee.

The summary of RSUs activity for the three months ended March 31, 2023 is set out below:

	For the three months ended March 31, 2023
	Number of shares	Weighted average grant date fair value per share*

Unvested Units as of December 31, 2022	5,968	1,351.15
Retroactive application of Conversion Ratio	636,309	(1,338.22)
Unvested units as of December 31, 2022	642,277	12.93
Granted*	2,333,745	10.57
Vested pending settlement	(74,284)	12.98
Vested settled	(152,940)	12.97
Cancelled	(42,473)	12.74
Unvested units as of March 31, 2023	2,706,325	10.80

*	Out of the total RSU’s granted, 2,133,949 RSU’s were granted on January 1, 2023 (1,380,326 was granted to a director) and the fair value of the RSUs is estimated based on the fair value of the Near Intelligence, Inc. common stock which reflects a pre-money enterprise value as at the grant date and 199,796 RSU’s were granted to directors on March 23, 2023 and the fair value of each RSUs is the market price of one common share of the Company on the date of grant.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 12 Stock based compensation (Cont.)

As of March 31, 2023, total RSU’s vested were 5,040,232 (post application of the Conversion Ratio), of which 4,074,944 RSUs were cancelled for no consideration, 729,086 RSUs were gross settled and 236,202 RSUs are pending settlement and shares in respect of which will be issued in 2023 after withholding shares to the extent of minimum statutory withholding taxes.

Total compensation cost for RSUs amounted to $5,839,117 for the three months ended March 31, 2023.

As of March 31, 2023, the total remaining unrecognized stock-based compensation cost for unvested RSUs amounted to approximately $22.9 million, which will be recognized over the weighted average remaining requisite vesting period of 1.1 years.

Note 13 Derivative Liabilities

Common stock warrants issued with borrowings

As a result of the Business Combination (see Note 1), the Company has retroactively adjusted Near Holdings warrants outstanding and corresponding strike price to give effect to the Conversion Ratio used to determine the number of warrants into which they were converted.

In connection with the Harbert loan, the Company granted the lender, warrants equal to EUR 1,200,000 divided by the strike price of $4.64 per share (Tranche 1) and with respect to the additional facility dated February 25, 2021 additional warrants were granted equal to EUR 1,050,000 divided by the strike price of $6.78 per share (Tranche 2). Further, on April 29, 2022 additional warrants were granted equal to $730,000 divided by the strike price of $9.75 per share (Modified Warrants).

Tranche 1 and Tranche 2 warrant holders are guaranteed a minimum payout of EUR 2,500,000 (or $4.30 and $6.28 per warrant) in a scenario when equity share value falls below $8.94 and $13.06 and are guaranteed a minimum payout of EUR 1,500,000 (or $5.8 per warrant) in a scenario when equity share value falls below $10.45. Modified Warrants have a minimum exit value of EUR 300,000.

Further, in connection with the Financing Agreement with Blue Torch Finance LLC, the Company granted warrants to lenders which are exercisable for an aggregate of 1,039,996 shares of the Company’s common stock at $0.001 per share.

The warrants have been treated as a liability whereby the value of the warrant is estimated at the date of grant and recorded as a liability and as a discount on the loan facility. The warrant liability is revalued to fair value at each reporting date with the corresponding earnings (loss) reflected in the condensed consolidated statements of operations as a change in fair value of derivative liabilities. The fair value of the warrant liability is presented under the caption ‘derivative liabilities’ on the face of the condensed consolidated balance sheet. The discount is amortized ratably through the original maturity date and each of the extended maturity dates.

The estimated fair value of the Company’s warrant liabilities, all of which are related to the detachable warrants issued in connection with the loan facilities, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates.

A comparison of the assumptions used in calculating estimated fair value of such warrant liabilities as of March 31, 2023 and December 31, 2022 is as follows:

	March 31,	December 31,
	2023	2022
Volatility	39.5%	85.0% – 91.8%
Risk-free rate	3.75% – 4.20%	3.8% – 3.9%
Contractual term (years)	1.76 – 3.60	6.1 – 9.9
Exercise price	8.94 – 14.12	4.64 – 14.04
Number of warrants in aggregate	1,610,731	1,610,731

Refer to note 19 for details on fair valuation methodology and summary of the changes in fair value.

Public warrants and private placement warrants

KludeIn’s 8,625,000 public warrants and 5,200,000 warrants issued in connection with private placement at the time of KludeIn’s initial public offering remained outstanding and became warrants for the Company upon the close of the Business Combination.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 13 Derivative liabilities (Cont.)

As of March 31, 2023, there were 8,625,000 public warrants outstanding. No fractional shares will be issued upon exercise of the public warrants. The public warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the KludeIn initial public offering. The public warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

Once the warrants become exercisable, the Company may call the warrants for redemption (except as described with respect to the private placement warrants):

-	in whole and not in part;

-	at a price of $0.01 per warrant;

-	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and

-	if, and only if, the reported closing price of the common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending three business days before the Company sends to the notice of redemption to the warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

If the Company calls the public warrants for redemption, as described above, its management will have the option to require any holder that wishes to exercise the public warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of common stock issuable upon exercise of the public warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, except as described below, the public warrants will not be adjusted for issuances of common stock at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the public warrants.

As of March 31, 2023, there were 5,200,000 private placement warrants outstanding. The private placement warrants are identical to the public warrants, except that the private placement warrants and the shares of common stock issuable upon the exercise of the private placement warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the private placement warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private placement warrants are held by someone other than the initial purchasers or their permitted transferees, the private placement warrants will be redeemable by the Company and exercisable by such holders on the same basis as the public warrants.

Public warrants and private placement warrants are treated as a liability and are revalued to fair value at each reporting date with the corresponding earnings (loss) reflected in the condensed consolidated statements of operations as a ‘changes in fair value of derivative liabilities’. The fair value of warrant liability is presented under the caption ‘Derivative liabilities’’ on the condensed consolidated balance sheet.

Near Intelligence, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in $, except per share data and share count)

Note 13 Derivative liabilities (Cont.)

Assumptions used in calculating the estimated fair value of public warrants and private placement warrants as of March 31, 2023 is as follows:

March 31,
2023
Volatility	39.5%
Risk-free rate	3.54%
Dividend yield	0%
Stock price	$2.52
Remaining term (years)	4.98
Exercise price	$11.50
Number of warrants in aggregate	13,825,000

Refer to note 19 for details on fair valuation methodology and summary of the changes in fair value.

Note 14 Redeemable convertible preferred stock

As discussed in note 1, the Company has retroactively adjusted the shares issued and outstanding prior to the Business Combination to give effect to the Conversion Ratio to determine the number of shares into which they were converted.

As of December 31, 2022 and the Business Combination date, Near Holdings redeemable convertible preferred stock consisted of the following:

	Authorized $0.0001 par value	Shares issued and outstanding	Issuance price per share	Per share conversion price	Aggregate redemption amount	Carrying value
Series A	95,418.000	95,418.000	62.8	62.8	11,987,196	9,814,725
Series B	49,635.000	49,635.000	377.8	377.8	37,500,000	32,074,289
Series C	4,910.000	4,909.756	1,018.4	1,018.4	10,000,000	8,412,280
Series D	91,195.000	91,194.915	666.7	666.7	121,000,000	87,189,092
Series U	66,141.000	66,140.480	1,048.4	1,048.4	72,558,109	69,926,851
	307,299.000	307,298.151			253,045,305	207,417,237

Upon the closing of the Business Combination, 307,298.151 shares of redeemable convertible preferred stock issued and outstanding were converted into 33,083,858 shares of common stock of the Company at the Conversion Ratio. As of March 31, 2023, no shares of redeemable convertible preferred stock were outstanding.

Note 15 Common stock

As of March 31, 2023, the Company was authorized to issue 300,000,000 shares of common stock, $0.0001 par value.

As a result of the Business Combination, all of KludeIn’s Class A common stock and Class B common stock automatically converted into 4,274,125 shares of the Company’s common stock on a one-for-one basis and 83,830.894 shares of Near Holdings common stock issued and outstanding were converted into 9,025,160 shares of common stock at the Conversion Ratio.

Near Intelligence, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in $, except per share data and share count)

Note 15 Common stock (Cont.)

The holders of common stock are entitled to receive dividends as declared from time to time and are entitled to one vote per share at meetings of the Company. In the event of liquidation, the holders of common stock are eligible to receive the remaining assets of the Company after distribution to holders of preferred stock based on their liquidation preference. The common stockholders have no preemptive, subscription, redemption or conversion rights.

As of March 31, 2023 and December 31, 2022, 46,383,143 and 8,296,074 shares of common stock were issued and outstanding, respectively.

The following table summarizes the Company’s common stock reserved for future issuance on an as-converted basis:

	March 31, 2023	December 31, 2022
Conversion of outstanding redeemable convertible preferred stock	-	33,083,858
Restricted stock units (vested pending settlement and unvested)	2,942,527	5,455,290
Warrants	15,584,965	1,610,731
Convertible debentures	2,533,653	-
Remaining shares available for future issuance under the RSU plan	2,952,736	3,553,731

Note 16 Revenue

The Company primarily derives subscription based revenue from customers’ access to its cloud based data intelligence platform. The customers use the platform to obtain actionable market intelligence in order to execute their digital marketing campaigns.

The following table summarizes revenue by the Company’s service offerings:

	Three months ended March 31,
	2023	2022
Core subscription revenue	13,640,744	12,484,365
Sale of operational products recognized point in time	1,866,974	1,574,237
	15,507,718	14,058,602

Disaggregation of revenue

The following table shows the disaggregation of revenue by geographic areas, as determined based on the country location of its customers:

	Three months ended March 31,
	2023	2022
Australia	556,837	998,361
France	4,001,589	3,193,675
India	17,714	—
Japan	113,269	140,587
Singapore	128,195	80,621
UAE	340,541	55,482
United Kingdom	316,852	393,240
United States	9,652,548	9,133,088
Others	380,173	63,548
	15,507,718	14,058,602

There were two customers that individually represented 28.5% and 22.1% of the Company’s revenue for the three months ended March 31, 2023 and two customers that individually represented 31.1% and 23.8% of the Company’s revenue for the three months ended March 31, 2022.

There were two customer that individually represented 57.9% and 15.9% of the Company’s accounts receivable balance as of March 31, 2023 and two customers that individually represented 61.4% and 10.8% of the Company’s accounts receivable balance as of December 31, 2022.

Deferred revenue

Revenue recognized out of the Company’s deferred revenue balance at the beginning of the period was $1,483,827 and $909,382 during the three months ended March 31, 2023 and 2022, respectively.

Near Intelligence, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in $, except per share data and share count)

Note 17 Income taxes

The Company is subject to United States federal and state taxes as well as other foreign income taxes.

The Company’s tax provision for interim periods is determined using an estimate of its annual effective tax rate, adjusted for discrete items, if any, that arise during the period. Each quarter, the Company updates its estimate of the annual effective tax rate and, if the estimated annual effective tax rate changes, the Company makes a cumulative adjustment in such period.

The Company recognized income tax expense of $120,518 and $61,691 for the three months ended March 31, 2023 and 2022, respectively, representing an effective tax rate of (-0.6%) and (-1.6%), respectively. There has been no significant movement in the statutory and effective tax rate for three months ended March 31, 2023 and March 31, 2022. The estimated annual effective income tax rate is primarily driven by the valuation allowance and non-deductible expenses. The Company continues to incur U.S. operating losses and has minimal profits in some of its foreign jurisdictions.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of March 31, 2023, the Company continues to maintain a full valuation allowance on its deferred tax assets except in certain foreign jurisdictions.

The Company’s major tax jurisdictions are the U.S., Singapore and India and the Company also files income tax returns in other various U.S. states and international jurisdictions. In the U.S., the statute of limitations for Internal Revenue Service examinations remains open for the Company’s federal income tax returns for fiscal years after 2018. The Company’s subsidiaries in India are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2019. The status of U.S. federal, state and foreign tax examinations varies by jurisdiction. The Company does not anticipate any material adjustments to its condensed consolidated financial statements resulting from tax examinations currently in progress.

The Company’s income tax returns may be subject to examination by the taxing authorities. Because application of tax laws and regulations for many types of transactions is susceptible to varying interpretations, amounts reported in the condensed consolidated financial statements could be changed at a later date upon final determination by taxing authorities. Management believes that the Company has no uncertain income tax positions that could materially affect its condensed consolidated financial statements.

Near Intelligence, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in $, except per share data and share count)

Note 18 Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	For the three months ended March 31,
	2023	2022
Net loss attributable to common stockholders	(19,158,148)	(3,808,172)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	16,004,795	7,747,665
Net loss per share attributable to common stockholders, basic and diluted	(1.20)	(0.49)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	For the three months ended March 31,
	2023	2022
Redeemable convertible preferred stock	—	33,083,858
Stock based compensation	—	2,173,404
Unvested restricted stock units	2,706,325	—
Warrants	15,584,965	741,353
Convertible debentures	2,553,653	—
Total	20,844,943	35,998,615

Near Intelligence, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in $, except per share data and share count)

Note 19 Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liabilities – borrowings(1)	—	—	9,475,769	9,475,769
Warrant liabilities – Public warrants(2)	—	—	948,750	948,750
Warrant liabilities – private placement warrants(2)	—	—	572,000	572,000
Embedded derivative(3)	—	—	708,505	708,505
Working capital loan(4)	—	—	1,183,335	1,183,335

	As of December 31, 2022
	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liabilities borrowings(1)	—	—	16,765,776	16,765,776

(1)	The fair value of the warrant liabilities, which are related to the detachable warrants issued in connection with the Harbert and Blue Torch borrowings, were estimated using a Black-Scholes option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates.
(2)

Public and private placement warrants were estimated using a Black-Scholes option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates.

(3)	The fair value of the embedded derivative liability of the convertible debentures was estimated using Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Company’s common stock and current interest rates
(4)	The discounted cash flow method was used to fair value the working capital loan.

Near Intelligence, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in $, except per share data and share count)

Note 19 Fair value measurements (Cont.)

The following table presents the changes in fair value of warrant liabilities issued in relation to borrowings:

	For the three months ended March 31,
	2023	2022
Liability at beginning of the period	16,765,776	5,376,932
Additions	—	—
Change in fair value(1)	(7,290,007)	(1,700,221)
Liability at end of the period	9,475,769	3,676,711

The following table presents the changes in fair value of the public and private placements warrants:

For the three months ended March 31, 2023
Acquired in the Business Combination	2,296,333
Change in fair value(1)	(775,583)
Balance as of March 31, 2023	1,520,750

The following table presents the changes in fair value of the embedded derivative on convertible debentures:

For the three months ended March 31, 2023
Addition during the year	708,505
Change in fair value	—
Balance as of March 31, 2023	708,505

The following table presents the changes in fair value of the working capital loan:

For the three months ended March 31, 2023
Acquired in Business Combination	421,900
Change in fair value(1)	761,435
Balance as of March 31, 2023	1,183,335

(1)

Changes in the fair value of warrant liabilities and working capital loans are reported in the condensed consolidated statements of operations. The Company has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were required.

Near Intelligence, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in $, except per share data and share count)

Note 19 Fair value measurements (Cont.)

The Company did not make any transfers between the levels of the fair value hierarchy during the three months ended March 31, 2023 and 2022.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and other liabilities approximate fair value because their respective maturities are of short-term duration. The carrying value of the term loans were determined to approximate fair value due to the interest rate on the loans that approximate prevailing market interest rates as of each reporting period.

Note 20 Commitments and Contingencies

Commitments

The following table presents the Company’s future minimum purchase commitments at March 31, 2023. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services and software as a service arrangement:

Contractual commitments
2023 (April to December)	2,475,000
2024	3,600,000
6,075,000

Litigation and loss contingencies

From time to time, the Company may be subject to other legal proceedings, claims, investigations, and government inquiries (collectively, legal proceedings) in the ordinary course of business. It may receive claims from third parties asserting, among other things, infringement of their intellectual property rights, defamation, labor and employment rights, privacy, and contractual rights. There are no currently pending legal proceedings that the Company believes will have a material adverse impact on the business or consolidated financial statements.

Note 21 Related party transactions

Transactions with Near Pte. Ltd. and its affiliates are considered to be related parties due to the Company’s executive’s direct ownership as well as his executive position in both the Company and Near Pte. Ltd. During the year ended December 31, 2022, the Company advanced to Near Pte. Ltd. an amount of $ 1,777,675 bearing interest at 2.88% per annum. The advance to related party including accrued interest of $32,358 has been repaid as of March 31, 2023.

During year ended December 31, 2022, the Company obtained borrowings of $2,213,493 from Near India Private Limited, an affiliate of Near Pte. Ltd., bearing interest at 7% per annum. Short-term borrowing to related parties including accrued interest of $34,974 with a foreign exchange impact of $19,689 is included in accrued expenses and other current liabilities on the consolidated balance sheet as of March 31, 2023. The Company has repaid $2,126,860 during the period ended March 31, 2023 and $118,633 during the year ended December 31, 2022.

Note 22 Subsequent events

The Company has evaluated and recognized or disclosed subsequent events, as appropriate, through May 18, 2023, which is the date these condensed consolidated financial statements were available to be issued.

On April 21, 2023, the Company entered into amendment to the Global Deed of Discharge and Release agreement and made full and final settlement of $998,859 and $1,650,000 towards deferred balances of Harbert loan facility and Deutsche Bank loan facility respectively. For details of deferred balances of Harbert loan facility and Deutsche Bank loan facility refer note 10.

The Company did not fully satisfy the Junior Capital Financing Conditions under the Financing Agreement on or prior to April 15, 2023 and, as a result, the Company was required to prepay all outstanding obligations under the Financing Agreement. The Company did not make such prepayment and its failure to comply with such mandatory prepayment obligations constituted an event of default under the Financing Agreement.

Further, (i) from April 15, 2023 until April 30, 2023, the Company was required to not permit its Liquidity (as defined in the Financing Agreement) to be less than the sum of (x) $15.0 million and (y) the DB/Harbert Deferred Payment Amount (as defined in the Financing Agreement), and (ii) from May 1, 2023 forward, the Company was required to not permit its Liquidity to be less than the sum of (x) $20.0 million and (y) the DB/Harbert Deferred Payment Amount. As of April 15, 2023 and May 1, 2023, the Company’s Liquidity was less than the minimums required under the Financing Agreement and, as a result, the Company was in breach of the applicable covenants and such breaches constituted events of default under the Financing Agreement (the “Liquidity Defaults”). In addition, the Liquidity Defaults constituted Specified Events of Default (as defined in the Financing Agreement), resulting in a 2.00% increase in the interest rate per annum until the date the Liquidity Defaults were cured or waived in writing and a $5.0 million deferred consent fee related to Consent and Amendment No. 2, which deferred consent fee would be added to the outstanding principal amount of the loans under the Financing Agreement.

On May 5, 2023, the Company entered into the Forbearance Agreement with Blue Torch (the “Initial Forbearance Agreement”), pursuant to which Blue Torch agreed to temporarily forbear from exercising its default-related rights and remedies against the Company solely with respect to the events of default related to the Junior Capital Financing Conditions and the Liquidity Defaults (collectively, the “Existing Defaults”) during the period beginning on the date of the Initial Forbearance Agreement and ending on the earlier to occur of (i) certain bankruptcy-related defaults under the Financing Agreement, (ii) the date on which Blue Torch delivers a notice terminating the forbearance period, which notice may be delivered at any time upon or after the occurrence of any Forbearance Default (as defined therein), or (iii) May 10, 2023. On May 10, 2023, the Company entered into another Forbearance Agreement with Blue Torch (the “Extended Forbearance Agreement”), which is substantially similar to the Initial Forbearance Agreement except that the forbearance period will end on the earlier to occur of (i) certain bankruptcy-related defaults under the Financing Agreement, (ii) the date on which Blue Torch delivers a notice terminating the forbearance period, which notice may be delivered at any time upon or after the occurrence of any Forbearance Default, or (iii) May 20, 2023.

Effective as of May 18, 2023, the Company entered into that certain Waiver and Amendment No. 3 to Financing Agreement (“Waiver and Amendment No. 3”) with Near Intelligence LLC, the Company’s subsidiary guarantors, Blue Torch and the Required Lenders, pursuant to which, among other things, (i) Blue Torch waived the Existing Defaults and (ii) the parties agreed to amend certain terms of the Financing Agreement relating to (x) the Junior Capital Financing Conditions, (y) the minimum Liquidity requirements and (z) the leverage ratios required for withdrawals of proceeds under the Financing Agreement. In accordance with Waiver and Amendment No. 3, on or prior to May 20, 2023 (or such later date as may be agreed in writing), the net cash proceeds from the issuance of Junior Capital after March 23, 2023, plus net cash proceeds from the trust account (the “Trust Account”) following the Business Combination, must be at least $21.0 million in the aggregate (the “Amended Junior Capital Financing Condition”). In addition, the Subsequent Financing Condition was eliminated. Furthermore, (i) from April 14, 2023 to May 20, 2023, the Company may not permit its Liquidity to be less than the sum of (x) $10.0 million and (y) the DB/Harbert Deferred Payment Amount (as defined in the Financing Agreement) reduced by $3.8 million, and (ii) from May 20, 2023 forward, the Company may not permit its Liquidity to be less than $20.0 million. Additionally, pursuant to Waiver and Amendment No. 3, the parties agreed that $2.0 million of a $5.0 million deferred consent fee payable under the Financing Agreement is due and payable as of May 18, 2023, and has been automatically paid-in-kind and capitalized on the outstanding principal amount of the loans. The remaining $3.0 million of the deferred consent fee will become due and payable (i) if as of May 20, 2023, (x) the Company fails to obtain net cash proceeds from the issuance of Junior Capital after March 23, 2023 of at least $20.0 million and (y) after giving effect to payment of all outstanding fees and expenses related to the Business Combination, pro forma liquidity is not at least $32.0 million, or (ii) upon occurrence of certain other events of default under the Financing Agreement.

The Company’s Board of Directors has authorized the issuance of up to $50.0 million of Junior Capital on terms substantially similar to those set forth in the Securities Purchase Agreements, of which approximately $21.0 million has been issued to date. As described below, on May 18, 2023, the Company raised additional Junior Capital in an amount which, together with the net proceeds from the issuance of the Part A-1 Convertible Debentures and the Trust Account, equaled or exceeded $21.0 million. Accordingly, the Company has satisfied the Amended Junior Capital Financing Condition.

On May 18, 2023, the Company entered into a securities purchase agreement (the “Part A-2 Purchase Agreement”) with the investors listed on Schedule I thereto (the “Part A-2 Investors”), in connection with the issuance and sale by the Company of (i) convertible debentures in an aggregate principal amount of $2,500,000 (the “Part A-2 Convertible Debentures”) and (ii) warrants (the “Part A-2 Warrants”) to purchase an aggregate of 62,500 shares of Common Stock. Also on May 18, 2023, the Company entered into a securities purchase agreement (the “Part B Purchase Agreement”) with the investors listed on Schedule I thereto (the “Part B Investors” and together with the Part A-2 Investors, the “Part A-2/Part B Investors”), in connection with the issuance and sale by the Company of (i) convertible debentures in an aggregate principal amount of $11,440,217 (the “Part B Convertible Debentures”) and (ii) an aggregate of 263,125 shares of Common Stock (the “Commitment Fee Shares”). The Part B Convertible Debentures were issued at an original issue discount of 8%, resulting in aggregate gross proceeds to the Company of $10,525,000.

The Part A-2 Convertible Debentures bear interest at an annual rate of 0.01% and will mature on the date that is the later of (i) February 2, 2027 and (ii) 90 days after the final maturity date of the term loans issued pursuant to the Financing Agreement. The Part B Convertible Debentures bear interest at an annual rate of 10% and will mature on the date that is the later of (i) the one-year anniversary of the issuance date of the Part B Convertible Debentures or (ii) the earlier of (a) 90 days after the final maturity date of the term loans issued pursuant to the Financing Agreement or (b) the termination or repayment of the term loans issued pursuant to the Financing Agreement. The interest rate is subject to increase to 15% upon the occurrence and during the continuance of any Event of Default (as defined therein). The maturity date of any Part A-2 Convertible Debenture or Part B Convertible Debenture may be extended at the option of the applicable Part A-2/Part B Investor. The Part A-2 Convertible Debentures and Part B Convertible Debentures are subordinate to all obligations of the Company to Blue Torch under the Financing Agreement, including Blue Torch’s security interests in the Company’s property.

Subject to the Stockholder Approval Requirement (as defined below), beginning November 14, 2023, any portion of the outstanding and unpaid principal amount of the Part A-2 Convertible Debentures, together with any accrued but unpaid interest, may be converted into shares of Common Stock based on a conversion price of the lower of (i) $10.01, or (ii) 75% of the average of the daily VWAPs (as defined below) during the 20 consecutive trading days immediately preceding the conversion date or other date of determination, but not lower than a floor price of $0.45 (the “Floor Price”).

Subject to the Stockholder Approval Requirement, any portion of the outstanding and unpaid principal amount of the Part B Convertible Debentures, together with any redemption premium and accrued but unpaid interest, may be converted into shares of Common Stock based on a conversion price of the lower of (i) $2.23, or (ii) 90.0% of the lowest daily VWAP of the Common Stock during the seven consecutive trading days prior to the conversion date, but not lower than the Floor Price.

Subject to a subordination agreement among Blue Torch and the Part B Investors, the Company may, at its option, elect to redeem a portion or all amounts outstanding under either Part B Convertible Debenture in cash, plus a 5% redemption premium on the amount to be redeemed, provided that (i) the last reported closing price of the Common Stock is less than $2.23 and (ii) the Company provides the applicable holder with at least five business days’ prior written notice of its desire to exercise such redemption right. Upon receipt of a redemption notice, a holder shall have five business days to elect to convert all or any portion of its Part B Convertible Debenture in lieu of redemption.

For purposes of the Convertible Debentures, “VWAP” means the daily dollar volume-weighted average price for such security on the Nasdaq Global Market as reported by Bloomberg through its “Historical Prices – Px Table with Average Daily Volume” functions.

Except for YA II PN, Ltd. (“Yorkville”), no Part A-2/Part B Investor may convert its Convertible Debentures until the transactions contemplated by the Securities Purchase Agreements have been approved by the Company’s stockholders in accordance with Nasdaq Listing Rule 5635(d) (the “Stockholder Approval Requirement”). Yorkville may convert its Part B Convertible Debenture so long as the aggregate number of shares of Common Stock issued pursuant to its Part B Convertible Debenture does not exceed 6,004,000 shares (the “Exchange Cap”), provided, however, that the foregoing restriction will no longer apply upon satisfaction of the Stockholder Approval Requirement. Furthermore, the Convertible Debentures may not be converted into shares of Common Stock to the extent such conversion would result in the applicable Investor and its affiliates having beneficial ownership of more than 4.99% (or in the case of one investor, 9.99%) of the Company’s then outstanding shares of Common Stock, provided that this limitation may be waived by the Investor upon not less than 65 days’ prior notice to the Company.

The Part A-2 Warrants have an exercise price of $0.01, subject to certain adjustments. The Part A-2 Warrants will be immediately exercisable into shares of Common Stock upon satisfaction of the Stockholder Approval Requirement and expire at 5:00 p.m. Eastern Time on May 18, 2027. No portion of the Part A-2 Warrants may be exercised to the extent that, after giving effect to such exercise, the applicable Part A-2 Investor and its affiliates would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise, provided that this limitation may be waived by the Part A-2 Investor upon not less than 65 days’ prior notice to the Company.

The Part B Convertible Debentures provide that, upon the occurrence of a Trigger Event (as defined below) and subject to a Subordination Agreement among the Part B Investors and Blue Torch (the “Part B Subordination Agreement”), the Company must make monthly cash payments against the principal amount then outstanding in an amount equal to $1,000,000 of the principal amount of such Part B Convertible Debenture plus accrued and unpaid interest thereon, if any, plus a redemption premium of 5% of the triggered payment amount (each, a “Trigger Payment” and collectively, the “Trigger Payments”). A “Trigger Event” occurs if (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (the “Floor Price Trigger”) or (ii) in the case of Yorkville only, at any time on or after July 31, 2023 the Company has issued in excess of 95% of the Common Stock available under the Exchange Cap (the “Exchange Cap Trigger”). The Company’s obligation to make Trigger Payments shall be reduced by an amount equal to any portion of the principal amount of such Part B Convertible Debenture, together with any accrued and unpaid interest, that, following the applicable Trigger Date, is converted into shares of Common Stock at the option of the holder. The Company’s obligation to make Trigger Payments will continue until, in the case of a Floor Price Trigger, the fifth consecutive trading day that the VWAP is greater than 110% of the Floor Price, or, with respect to an Exchange Cap Trigger, the Company has obtained stockholder approval to increase the number of shares of Common Stock under the Exchange Cap and/or the Stockholder Approval Requirement has been satisfied.

In connection with Yorkville’s investment in the Part B Convertible Debentures, entities affiliated with certain officers of the Company (collectively, the “Stockholder Guarantors”) entered into a Guaranty in favor of Yorkville (the “Stockholder Guaranty”). Pursuant to the Stockholder Guaranty, upon failure of the Company to make any Trigger Payment when due, including in the event the Company is unable to make a Trigger Payment as a result of the Part B Subordination Agreement, the Stockholder Guarantors will be obligated to make such Trigger Payment to Yorkville. Upon receipt of a Trigger Payment from any Stockholder Guarantor, Yorkville will transfer to such Stockholder Guarantor a portion of the Part B Convertible Debenture in an amount equal to the Trigger Payment received, less the redemption premium. Each Stockholder Guarantor also agreed to certain lock-up provisions during the term of the Stockholder Guaranty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this section to “we,” “our,” “us,” and “Near” generally refer to Near Intelligence, Inc. and its consolidated subsidiaries prior to the Business Combination and to Near and its consolidated subsidiaries after giving effect to the Business Combination. The following discussion and analysis of our results of operations and financial condition should be read in conjunction with the unaudited condensed consolidated financial statements included in this Report. This discussion contains forward-looking statements based upon our current expectations, estimates and projections that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements due to, among other considerations, the matters discussed under “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements”.

Certain amounts that appear in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) may not sum due to rounding. Percentage amounts included in this MD&A have not in all cases been calculated on the basis of such rounded figures, but on the basis of such amounts prior to rounding. For this reason, percentage amounts in this MD&A may vary from those obtained by performing the same calculations using the figures in our condensed consolidated financial statements included elsewhere in this Report. Terms used but not defined in this MD&A shall have the meanings ascribed to such terms in this Report.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, and liquidity; trends, opportunities and risks affecting our business, industry and financial results; the expected benefits of use of our solutions; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solutions; market acceptance of our solutions; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; acquisitions; and our expectations or beliefs concerning future events. In addition, the words “anticipates,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our ability to generate sufficient revenue to achieve and sustain profitability;

●	we may be unable to attract new customers or retain existing customers, and given that a significant portion of our revenue is derived from a limited number of customers, the loss or decline in revenue from any of these customers would harm our business, results of operations and financial condition;

●	the Financing Agreement contains restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity;

●	we may be unable to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations on favorable terms;

●	substantial regulation and the potential for unfavorable changes to, or our failure to comply with, these regulations, which could substantially harm our business and operating results;

●	the level of demand for and market utilization of our solutions and products;

●	developments and projections relating to our competitors and industry;

●	our management team’s limited experience managing a public company;

●	the possibility that we need to defend ourselves against fines, penalties and injunctions if we are determined to be promoting products for unapproved uses;

●	our dependency upon third-party service providers for certain technologies;

●	our ability to maintain the listing of the Common Stock or the Public Warrants on Nasdaq;

●	the risk that our significant increased expenses and administrative burdens as a public company could have an adverse effect on our business, financial condition and results of operations; and

●	the other factors set forth in the section of this Form 10-Q entitled “Risk Factors.”

These forward-looking statements are based on information available as of the date hereof and current expectations, forecasts and assumptions, and involve a number of judgments, risks and uncertainties. Accordingly, forward-looking statements should not be relied upon as representing our views as of any subsequent date, and we do not undertake any obligation to update forward-looking statements to reflect events or circumstances after the date they were made, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Overview

Founded in 2012, Near is a global, full stack data intelligence SaaS platform that stitches and enriches data on people and places from which its customers can derive actionable intelligence of consumer behavior to help its customers make meaningful decisions.

Every business needs to know their customers in order to thrive. Generally, businesses struggle to accurately understand their consumers, their competition, and what marketing is effective. It is a problem that is expensive to solve and the solutions are often unreliable and untimely. Near’s platform (the “Near Platform”) is designed to provide accurate and comprehensive information on people, places, and products generating marketing and operational intelligence on consumer behavior and human movement to enable enterprises to make informed and rapid strategic decisions.

Near products are designed to enhance customer revenue and return on investment through the use of marketing and operational intelligence. The Near Platform’s patented technology gathers data on an estimated 1.6 billion unique user IDs and 70 million points of interest in more than 44 countries. Near calculates the 1.6 billion unique users ID estimate by dividing the total number of connected devices in Near’s Platform by the average number of connected devices each user owns. As of December 31, 2022, the Near Platform gathers information from 2.6 billion unique devices based on a unique device identifier. According to the research report written by bankmycell.com, [https://www.bankmycell.com/blog/how-many-phones-are-in-the-world#:~: text=According%20to%20Statista%2C%20the%20current,world’s%20population%20owns%20a%20smartphone], the average person owns 1.63 connected devices. Dividing 2.6 billion connected devices in Near’s Platform by the average number of connected devices each user owns (1.63 devices) results in an estimated unique user total of 1.6 billion.

Near has listings of more than 70 million unique points of interest in the Near Platform, which is any specific place or location point on a map that someone might find interesting or useful identified by a unique address. Near determines and gathers points of interest by uploading specific locations from partners, purchasing location specific coordinates, or manually mapping points of interest into the Near Platform. It can be a restaurant, a hotel or a tourist attraction, or it can be ordinary places like gas stations, sport stadiums or movie theaters.

Near’s identity resolution database includes information an enterprise owns and collects about its own customers (first-party data) and information collected by external applications and other companies (third-party data) to aggregate a large scale store of consumer behavior data using multiple consumer identifiers, such as mobile ad IDs, hashed email addresses and cookie IDs, into one unified persistent identifier. The identifier is then enriched using our platform API function with attributes such as age range, gender, income range, brand affinities, behavior profiles and online interests that collectively round out the picture of the specific consumer. This enriched data set provides actionable marketing intelligence and operational intelligence through our Allspark and Pinnacle products, respectively.

Near also seeks to ensure that individual privacy and control over personal data remains a central focus. Near seeks to ensure that the Near Platform and its products are materially compliant with applicable privacy regulations, including the EU Cookie Directive, GDPR and the CCPA/CPRA. Near historically has undertaken extensive privacy audits at regular intervals that are certified by recognized privacy certification companies such as TRUSTe and ePrivacy. While we do not currently have either certification at the moment due to the recent merger and reorganization in anticipation of the IPO, at the end of 2022 Near submitted an application that remains pending with TRUSTe. Furthermore, Near’s identity resolution database does not rely solely on third-party cookies or IDFA, but is able to provide a persistent identifier for individual devices by connecting various real-world and online signals of consumers using data from various sources, including hashed emails, demographics, mobility patterns and more. Even though Near has no direct interaction with the end consumers, Near publishes a privacy notice containing information on how consumers may opt-out of Near’s data processing, in accordance with the “do not sell or share” privacy requirement under CCPA, and similar privacy laws and regulations granting consumers the right to access, correct, and delete their personal data. Near also takes steps to ensure that its data providers post adequate privacy notices and obtain appropriate levels of consent associated with the consumer data to be shared with Near. In the event a data partner receives a request from a consumer to delete their data, the data partner is contractually obligated to relay that information to Near and Near in turn deletes the data of such consumer in accordance with applicable privacy laws.

Near has a global presence, with its business being bifurcated in two distinct markets, one being the U.S. region and the other the International region (rest of the world except U.S.). The majority of Near’s customers and revenue come from the U.S. region. For the three months ended March 31, 2023 and 2022, the U.S. region accounted for 62% and 65%, respectively, of Near’s revenue and the International region accounted for the rest of the revenue.

The Near Platform is used by multiple global enterprise companies across various countries to make better decisions and reach their target customers. Our customers include some of the largest and best-known companies in their respective sectors. Our customers operate in multiple verticals, including business services, retail, real estate, automotive, media and technology, hospitality, and travel and tourism. Our customers range from large global enterprises all the way down to small businesses. Consequently, Near believes the market for the Near Platform represents a significant and underpenetrated market opportunity today, as the business intelligence and analytics platform industry is estimated to be approximately $38 billion in 2021 (according to https://www.emergenresearch.com/industry-report/business-intelligence-and-analytics-platforms-market), of which Near estimates $23 billion of that market is addressable by Near’s data intelligence platform. Near arrives at the estimate of $23 billion by deducting from the $38 billion total estimated market size revenues from verticals that the current Near offerings do not address, such as Education, Energy and Healthcare, among others.

Business Model

Our primary source of generating revenue is providing subscriptions to our proprietary Near Platform. The subscription fee includes use of the Near Platform, access to various outputs, reports generated through the Near Platform and access to customer support. Revenue realized from our subscription customers generally ranges from one to three years. For the three months ended March 31, 2023 and 2022, our subscription-based revenue comprised approximately 88% of our total revenue. Other than the subscription model, we also used fixed fee models for marketing/operational intelligence use cases. Although we have multiple products that complement each other, our strategy relies on providing prospective customers with an opportunity to use the Near Platform to demonstrate its value. Some customers try our products and/or evaluate data during a short trial period of typically a month, to determine the commercial value they can derive by subscribing to the Near Platform. This short trial period, in which prospective customers have access to certain functionality of the Near Platform is free of charge. In other cases, a customer may be onboarded to try one of our products for a one-use case, with the potential that the customer has multiple other use cases. This one-use case is usually termed a data evaluation or proof of concept (together a “POC”), for which we may charge a fee. The amount of revenue recognized from such POC arrangements are nominal and are not tracked separately by us. Instead, any revenue generated from POC arrangements are reflected under the header “Revenue” in our condensed consolidated statement of operations. If customers experience the return on investment generated during the POC phase, they may choose to subscribe to the Near Platform, which helps us to expand different use cases across customer departments and countries. Eventually, the existing customer base is offered other products which can help customers derive additional value and help us achieve further expansion. This land-and-expand model has proven successful in allowing us to open up budgets across organizations.

Key Performance Metric — Net Revenue Retention

The key performance measure that management uses to help it evaluate the health of our business, identify trends affecting its growth, formulate goals and objectives and make strategic decisions is Net Revenue Retention (“NRR”). This is a metric that measures recurring revenue generated from existing customers over a set period of time and is used to monitor the sustainability of revenue growth. NRR calculates the percentage of revenue retained from existing customers over the specified period of time, including upgrades, downgrades, cross selling, and cancellations by such customers. Because NRR only looks at an existing cohort of customers over a period of time and not new customer sales, it is a true reflection of aggregated revenue growth and the core key performance measure we use to measure usage and engagement across our platform. NRR is increased by account expansion and lowered by account downgrades and churn. We calculate NRR by dividing the last twelve months subscription revenue from the relevant reporting period by the revenue from that same customer group a year earlier. NRR of greater than 100% means aggregated revenue from the existing customer base is expanding, while NRR of less than 100% shows revenue from that customer base is lowering. As of March 31, 2023 and December 31, 2022, our Pro Forma NRR was 110% and 120%, respectively. The 2022 NRR had a base effect due to scaling of clients.

The March 31, 2023 Pro Forma NRR was in line with our expected NRR run rate in the normal course of business except some base line impact which should get addressed during the course of the year. . Because NRR measures the percentage of recurring revenue retained over a twelve-month period, if a customer comes onboard late in the initial twelve-month period in which the NRR is calculated and then grows significantly over the next twelve months, the NRR for that customer will be high for that measurement period. As time goes by, the NRR for that customer will normalize. The steady state NRR on an annualized basis is expected to be 120%.

We continually strive to drive higher NRR by focusing on customer needs during the sales process and dedicating customer service resources to engage the customer and ensure the platform is fulfilling their existing needs, while looking for ways in which to expand their usage going forward.

Onboard, Retain and Expand

●	Customers expand an initial use case by tracking additional markets or regions to gain greater insights across geographies. Once a customer sees the value in a particular market, it is very common to want to expand that knowledge into multiple other areas. Since most of our larger customers are international, it is easy to show the value derived across their organization and we can sell them an enterprise-wide subscription contract;

●	Customers expand into new use cases by using our platform for additional digital products and insights. We have a suite of reports and deliverables that allow customers to learn more about their market, their competition, and their customers. By utilizing these additional products, we expand deeper into the organization and unlock additional budgets; and

●	Customers expand by layering on additional complementary offerings, such as our advertising platform, Allspark. A customer can use Allspark to learn who to reach and then can advertise directly to those customers through the use of our advertising product, Engage. The effectiveness of the campaign can then be measured with Compass. With our suite of products, we can empower and expand deep and broad across their organization.

The Near Platform provides data and marketing intelligence which encompasses a wide range of possible outputs that are dependent on customer needs and requests. To fulfill these requirements, we provide deliverables and reports in different volumes, configurations, and types to our customers. Except for usage that would fall under standard billing arrangements, we provide tailor made pricing based on customers’ needs and usage of the products. The variables that determine the subscription fee are based on volume, type and delivery mechanism. Delivery mechanism can be via proprietary software, secured transfers, or custom API links between customer software and the Near Platform.

Our pricing model is subscription based where customers pay a subscription fee for the Near Platform. A subscription to the Near Platform offers a mix of products and deliverables that are chosen by a customer at the time of subscription. The subscription fee is based on the particular configuration of products and deliverables requested. A typical Near subscription includes one or more of the underlying Near products that together comprise the Near Platform. Each product can be considered a building block that customers can add to their subscription based on individualized needs. Customers can further customize the size and scope of the deliverables. As an example, a business that wants to learn about its customers will subscribe to utilize Vista and Pinnacle products on the Near Platform to get human movement insights to understand its customer behavior. Similarly, a state government may subscribe to utilize the Vista and Pinnacle products to get human movement insights on the tourists that visited the state over the last year. The subscription contains the same products, but the business and the state government in the examples above may desire different scope of deliverables, which would result in a differentiated subscription price. It is rare that a customer subscribes to all products on the Near Platform, though it is common that a customer will subscribe to one product and then subscribe to additional products later as their needs evolve. Any change to the products or deliverables accessed through the Near Platform would be addressed by entering into a new subscription agreement with the customer, that incorporates those changes along with any corresponding price change.

Based on Near’s assessment of customer needs, a subscription may be priced to include access to a dedicated account manager to optimize a customer’s experience with the Near Platform. The role of the account manager is to assist the customer in accessing and utilizing the various features of the products for which the customer is subscribed. Access to such a dedicated account manager is not offered as a separate service and customers cannot choose to add such dedicated account manager to their subscription, but rather this need is assessed by us during an initial review of customer requirements and capabilities. However, the addition of a dedicated account manager to a subscription may enable a customer to maximize the value they may obtain from their subscription. The features of the subscription and underlying products and deliverables do not change with the addition of the dedicated account manager. When we decide an account manager is desirable, the subscription will be priced taking this service into account.

As an example, if a customer is using the Near Platform to create audience segments, we offer a subscription allowing advertising targeted to such audience segments to run on our platform and third-party integrated platforms. If an account manager is appointed, the account manager will assist the customer in handling all aspects of the marketing campaign. In these situations, we help the customer address its marketing needs by using our advertising products, Allspark, Engage and Compass. Allspark focuses on generating audience segments, Engage focuses on the flighting and delivery of the campaign to the correct audience, and Compass measures the effectiveness of the campaign. These products are all part of the Near Platform and can be included in a customer’s subscription.

The majority of our revenue is generated by customer agreements having a minimum term of one year with auto-renewal provision unless the customer decides to terminate it by providing 30 days advance written notice prior to the end of the then-current term.

As of March 31, 2023, we had revenue generating customers across the globe and we feel that the Near Platform can help businesses in all stages of maturity and across all industries to help produce better results. Our revenue for the three months ended March 31, 2023 was $15.5 million, an increase of $1.4 million from the three months ended March 31, 2022.

Recent Developments

Business Combination

On March 23, 2023 (the “Closing Date”), the Company consummated the Business Combination (as defined below) pursuant to the terms of the Agreement and Plan of Merger dated May 18, 2022 (as amended on November 3, 2022, December 23, 2022 and January 17, 2023, the “Merger Agreement”) with Paas Merger Sub 1 Inc., a Delaware corporation and wholly owned subsidiary of KludeIn (“Merger Sub 1”), Paas Merger Sub 2 LLC, a Delaware limited liability company and wholly owned subsidiary of KludeIn (“Merger Sub 2”), and Near Intelligence Holdings Inc., a Delaware corporation (“Near Holdings”).

On the Closing Date, pursuant to the Merger Agreement, immediately prior to the consummation of the transactions contemplated by the Merger Agreement, (i) Merger Sub 1 merged with and into Near Holdings, with Near Holdings surviving the merger as a wholly owned subsidiary of KludeIn (the “First Merger “) and (ii) immediately following the First Merger, Near Holdings, as the surviving entity of the First Merger, merged with and into Merger Sub 2, with Merger Sub 2 being the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The Mergers and the other transactions described in the Merger Agreement collectively herein are described as the “Business Combination”.

At the effective time of the First Merger (the “First Effective Time”), (i) each share of Near Holdings capital stock outstanding as of immediately prior to the First Effective Time was converted into a right to receive a number of shares of KludeIn Class A Common Stock determined on the basis of a conversion ratio (the “Conversion Ratio”) of approximately 107.66 as of the Closing Date, (ii) each outstanding Near Holdings restricted stock unit (whether vested or unvested) was assumed by KludeIn in accordance with the Conversion Ratio and converted into a restricted stock unit for KludeIn Class A Common Stock (each, an “Assumed RSU”) issued under the 2023 Equity Incentive Plan, such Assumed RSUs continuing to have and be subject to substantially the same terms and conditions as were applicable to such RSUs under the Near Holdings 2022 Employee Restricted Stock Unit Plan, and (iii) each outstanding warrant to purchase Near Holdings capital stock was assumed by KludeIn in accordance with the Conversion Ratio and converted into a corresponding warrant to purchase shares of KludeIn Class A Common Stock (each, an “Assumed Warrant”), such Assumed Warrants continuing to have and be subject to substantially the same terms and conditions as were applicable to such warrants immediately prior to the First Effective Time.

At the effective time of the Second Merger (the “Second Effective Time”), (i) each membership interest of Merger Sub 2 issued and outstanding immediately prior to the Second Effective Time remained outstanding as a membership interest of Merger Sub 2 and (ii) all shares of common stock of Near Holdings were automatically cancelled and ceased to exist without any consideration being payable therefor.

Additionally, on the Closing Date, in connection with the consummation of the Business Combination, KludeIn changed its name from KludeIn I Acquisition Corp. to Near Intelligence, Inc. Beginning on March 24, 2023, the Company’s common stock and warrants trade on the Nasdaq Capital Market under the ticker symbols “NIR” and “NIRWW,” respectively.

The Company determined that Near Holdings was the accounting acquirer in the Business Combination based on an analysis of the criteria outlined in Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”. The determination was primarily based on the following facts:

-	Former Near Holdings stockholders have a controlling voting interest in the Company;

-	Near Holdings existing management team serves as the initial management team of the Company.

-	Near Holdings management continues to hold executive management roles for the post-combination company and be responsible for the day-to-day operations, and

-	Near Holdings operations comprise the ongoing operations of the Company.

On May 18, 2022, our predecessor entity, Near Intelligence Holdings Inc. (“Near Holdings”), KludeIn I Acquisition Corp. (“KludeIn”), Paas Merger Sub 1 (“Merger Sub 1”) and Paas Merger Sub 2 (“Merger Sub 2”) entered into an Agreement and Plan of Merger (as amended on November 3, 2022, December 23, 2022 and January 17, 2023, the “Merger Agreement”). Pursuant to the Merger Agreement, on March 23, 2023, Merger Sub 1 merged with and into Near Holdings, with Near Holdings surviving such merger as a wholly owned subsidiary of KludeIn, and immediately following the first merger Near Holdings merged with and into Merger Sub 2, with Merger Sub 2 continuing as the surviving entity (such transactions, the “Business Combination”). Upon completion of the Business Combination, KludeIn changed its name to “Near Intelligence, Inc.”. On March 24, 2023, following the consummation of the Business Combination, our Common Stock and the Public Warrants began trading on Nasdaq under the symbols “NIR” and “NIRWW,” respectively. As a result of the Business Combination, we received approximately $2.0 million from the KludeIn trust account and incurred approximately $25.4 million of related legal, financial advisory and other professional fees.

The Business Combination is anticipated to be accounted for as a “reverse recapitalization”. Under this method of accounting, KludeIn will be treated as the acquired company for financial accounting and reporting purposes under GAAP.

Financing Agreement

As discussed in further detail below under “Liquidity and Capital Resources — Borrowings,” on November 4, 2022, Near Holdings entered into that certain Financing Agreement (as amended from time to time, the “Financing Agreement”) as borrower, with certain of its subsidiaries party thereto as guarantors, the lenders party thereto, and Blue Torch Finance LLC, as administrative agent and collateral agent (“Blue Torch”). The Financing Agreement provides for senior secured term loans in an initial principal amount of up to $100.0 million and included certain minimum liquidity requirements, pursuant to which: (i) from April 15, 2023 until April 30, 2023, we were required to not permit our Liquidity (as defined therein) to be less than the sum of (x) $15.0 million and (y) the DB/Harbert Deferred Payment Amount (as defined therein), and (ii) from May 1, 2023 forward, we were required to not permit our Liquidity to be less than the sum of (x) $20.0 million and (y) the DB/Harbert Deferred Payment Amount. As of April 15, 2023 and May 1, 2023, our Liquidity was less than the minimums required under the Financing Agreement and, as a result, we were in breach of the applicable covenants and such breaches constituted events of default under the Financing Agreement (the “Liquidity Defaults”). On March 23, 2023, Near Holdings, its subsidiary guarantors, Blue Torch and the Required Lenders (as defined therein) entered into that certain Consent and Amendment No. 2 to Financing Agreement (the “Consent and Amendment No. 2”). Pursuant to the Consent and Amendment No. 2, we agreed that (a) on or prior to March 31, 2023, (i) the Business Combination would be consummated in accordance with the terms of the Merger Agreement, in all material respects, and at a pre-money enterprise value of at least $575 million, (ii) we would raise additional capital from the issuance of subordinated indebtedness or equity securities (“Junior Capital”) in an amount that, together with net cash proceeds from the KludeIn trust account, equaled or exceeded $8.0 million, and (iii) we would secure commitments constituting Junior Capital of at least $8.5 million in the aggregate (the “Committed Junior Investments”), and (b) on or prior to April 15, 2023, the Committed Junior Investments must have been funded with net cash proceeds of at least $8.5 million ((a) and (b) together, the “Junior Capital Financing Conditions”).

In addition to the foregoing Junior Capital Financing Conditions, on or before May 31, 2023, the Company was required to receive net cash proceeds of at least $50.0 million from the issuance of Junior Capital (the “Subsequent Financing Condition”). The failure to meet either the Junior Capital Financing Conditions or the Subsequent Financing Condition before the applicable date would result in a mandatory prepayment event of our outstanding obligations pursuant to the Financing Agreement. However, the failure to meet either the Junior Capital Financing Conditions or the Subsequent Financing Condition would not result in an event of default if the mandatory prepayment is made within three business days following the date on which such condition subsequent was not satisfied.

As described below, on March 31, 2023, we raised additional Junior Capital in an amount which, together with the net proceeds from the KludeIn trust account, equaled or exceeded $8.0 million. However, we did not fully satisfy the other Junior Capital Financing Conditions, and, as a result, we were required to prepay all outstanding obligations under the Financing Agreement. We did not make such prepayment and our failure to comply with such mandatory prepayment obligations constituted an event of default under the Financing Agreement. In addition, the Liquidity Defaults constituted Specified Events of Default (as defined in the Financing Agreement), resulting in a 2.00% increase in the interest rate per annum until the date the Liquidity Defaults were cured or waived in writing and a $5.0 million deferred consent fee related to Consent and Amendment No. 2, which deferred consent fee would be added to the outstanding principal amount of the loans under the Financing Agreement.

On May 5, 2023, we entered into the Forbearance Agreement with Blue Torch (the “Initial Forbearance Agreement”), pursuant to which Blue Torch agreed to temporarily forbear from exercising its default-related rights and remedies against us solely with respect to the events of default related to the Junior Capital Financing Conditions and the Liquidity Defaults (collectively, the “Existing Defaults”) during the period beginning on the date of the Initial Forbearance Agreement and ending on the earlier to occur of (i) certain bankruptcy-related defaults under the Financing Agreement, (ii) the date on which Blue Torch delivers a notice terminating the forbearance period, which notice may be delivered at any time upon or after the occurrence of any Forbearance Default (as defined therein), or (iii) May 10, 2023. On May 10, 2023, we entered into another Forbearance Agreement with Blue Torch (the “Extended Forbearance Agreement”), which is substantially similar to the Initial Forbearance Agreement except that the forbearance period will end on the earlier to occur of (i) certain bankruptcy-related defaults under the Financing Agreement, (ii) the date on which Blue Torch delivers a notice terminating the forbearance period, which notice may be delivered at any time upon or after the occurrence of any Forbearance Default, or (iii) May 20, 2023

Effective as of May 18, 2023, the Company entered into that certain Waiver and Amendment No. 3 to Financing Agreement (“Waiver and Amendment No. 3”) with Near Intelligence LLC, the Company’s subsidiary guarantors, Blue Torch and the Required Lenders, pursuant to which, among other things, (i) Blue Torch waived the Existing Defaults and (ii) the parties agreed to amend certain terms of the Financing Agreement relating to (x) the Junior Capital Financing Conditions, (y) the minimum Liquidity requirements and (z) the leverage ratios required for withdrawals of proceeds under the Financing Agreement. In accordance with Waiver and Amendment No. 3, on or prior to May 20, 2023 (or such later date as may be agreed in writing), the net cash proceeds from the issuance of Junior Capital after March 23, 2023, plus net cash proceeds from the trust account (the “Trust Account”) following the Business Combination, must be at least $21.0 million in the aggregate (the “Amended Junior Capital Financing Condition”). In addition, the Subsequent Financing Condition was eliminated. Furthermore, (i) from April 14, 2023 to May 20, 2023, the Company may not permit its Liquidity to be less than the sum of (x) $10.0 million and (y) the DB/Harbert Deferred Payment Amount (as defined in the Financing Agreement) reduced by $3.8 million, and (ii) from May 20, 2023 forward, the Company may not permit its Liquidity to be less than $20.0 million. Additionally, pursuant to Waiver and Amendment No. 3, the parties agreed that $2.0 million of a $5.0 million deferred consent fee payable under the Financing Agreement is due and payable as of May 18, 2023, and has been automatically paid-in-kind and capitalized on the outstanding principal amount of the loans. The remaining $3.0 million of the deferred consent fee will become due and payable (i) if as of May 20, 2023, (x) the Company fails to obtain net cash proceeds from the issuance of Junior Capital after March 23, 2023 of at least $20.0 million and (y) after giving effect to payment of all outstanding fees and expenses related to the Business Combination, pro forma liquidity is not at least $32.0 million, or (ii) upon occurrence of certain other events of default under the Financing Agreement.

The Company’s Board of Directors has authorized the issuance of up to $50.0 million of Junior Capital on terms substantially similar to those set forth in the Securities Purchase Agreements, of which approximately $21.0 million has been issued to date. As described below, on May 18, 2023, the Company raised additional Junior Capital in an amount which, together with the net proceeds from the issuance of the Part A-1 Convertible Debentures and the Trust Account, equaled or exceeded $21.0 million. Accordingly, the Company has satisfied the Amended Junior Capital Financing Condition.

See “Liquidity and Capital Resources — Borrowings” below for additional information regarding the Financing Agreement.

Convertible Debentures

Part A-1 Convertible Debentures

On March 31, 2023, we entered into a securities purchase agreement (the “Part A-1 Securities Purchase Agreement”) with the investors listed on Schedule 1 thereto (the “Part A-1 Investors”), in connection with the issuance and sale by us of (i) convertible debentures in an aggregate principal amount of $5,969,325 (the “Part A-1 Convertible Debentures”) and (ii) warrants (the “Part A-1 Warrants”) to purchase an aggregate of 149,234 shares of Common Stock.

The Part A-1 Convertible Debentures bear interest at an annual rate of 0.01% and will mature on the date that is 90 days after the final maturity date of the term loans issued pursuant to the Financing Agreement. The maturity date may be extended at the option of the Part A-1 Investor. Beginning September 28, 2023, any portion of the outstanding and unpaid principal amount of the Convertible Debentures, together with any accrued but unpaid interest, may be converted into shares of Common Stock based on a conversion price of the lower of (i) $10.01, or (ii) 75% of the average of the daily VWAPs (as defined below) during the twenty (20) consecutive trading days immediately preceding the conversion date or other date of determination, but not lower than a floor price of $2.06.

The Part A-1 Convertible Debentures are subordinate to all obligations of the Company to Blue Torch under the Financing Agreement, including Blue Torch’s security interests in the Company’s property.

The Part A-1 Convertible Debentures may not be converted into shares of Common Stock to the extent such conversion would result in the applicable Part A-1 Investor and its affiliates having beneficial ownership of more than 4.99% of our then outstanding shares of Common Stock, provided that this limitation may be waived by the applicable Part A-1 Investor upon not less than 65 days’ prior notice to us. The Convertible Debentures also contain certain representations, warranties, covenants, and events of default including, among other things, if we become delinquent in our periodic report filings with the SEC. If an event of default occurs and is continuing, the full unpaid principal amount of the Part A-1 Convertible Debentures, together with interest and other amounts owing in respect thereof, to the date of acceleration shall become, at a Part A-1 Investor’s election by notice to us, immediately due and payable in cash.

The Part A-1 Warrants have an exercise price of $0.01, subject to certain adjustments. The Part A-1 Warrants are exercisable into shares of Common Stock beginning on March 31, 2023 and expire at 5:00 p.m. Eastern Time on March 31, 2027. No portion of the Part A-1 Warrants may be exercised to the extent that, after giving effect to such exercise, the applicable Part A-1 Investor and its affiliates would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise, provided that this limitation may be waived by the applicable Part A-1 Investor upon not less than 65 days’ prior notice to us.

In connection with the entry into the Securities Purchase Agreement and the issuance of the Convertible Debentures and Part A-1 Warrants, we and each of the Part A-1 Investors entered into a registration rights agreement (the “Part A-1 Registration Rights Agreement”) pursuant to which we are required to file a registration statement registering the resale by the Part A-1 Investors of the Conversion Shares and Part A-1 Warrant Shares under the Securities Act. Pursuant to the Part A-1 Registration Rights Agreement, we are required to meet certain obligations with respect to, among other things, the timeliness of the filing and effectiveness of the registration statement, including filing such registration statement no later than thirty (30) days following the effective date of the Part A-1 Registration Rights Agreement.

Part A-2 Convertible Debentures and Part B Convertible Debentures

On May 18, 2023, the Company entered into a securities purchase agreement (the “Part A-2 Purchase Agreement”) with the investors listed on Schedule I thereto (the “Part A-2 Investors”), in connection with the issuance and sale by the Company of (i) convertible debentures in an aggregate principal amount of $2,500,000 (the “Part A-2 Convertible Debentures”) and (ii) warrants (the “Part A-2 Warrants”) to purchase an aggregate of 62,500 shares of Common Stock. Also on May 18, 2023, the Company entered into a securities purchase agreement (the “Part B Purchase Agreement”) with the investors listed on Schedule I thereto (the “Part B Investors” and together with the Part A-2 Investors, the “Part A-2/Part B Investors”), in connection with the issuance and sale by the Company of (i) convertible debentures in an aggregate principal amount of $11,440,217 (the “Part B Convertible Debentures”) and (ii) an aggregate of 263,125 shares of Common Stock (the “Commitment Fee Shares”). The Part B Convertible Debentures were issued at an original issue discount of 8%, resulting in aggregate gross proceeds to the Company of $10,525,000.

The Part A-2 Convertible Debentures bear interest at an annual rate of 0.01% and will mature on the date that is the later of (i) February 2, 2027 and (ii) 90 days after the final maturity date of the term loans issued pursuant to the Financing Agreement. The Part B Convertible Debentures bear interest at an annual rate of 10% and will mature on the date that is the later of (i) the one-year anniversary of the issuance date of the Part B Convertible Debentures or (ii) the earlier of (a) 90 days after the final maturity date of the term loans issued pursuant to the Financing Agreement or (b) the termination or repayment of the term loans issued pursuant to the Financing Agreement. The interest rate is subject to increase to 15% upon the occurrence and during the continuance of any Event of Default (as defined therein). The maturity date of any Part A-2 Convertible Debenture or Part B Convertible Debenture may be extended at the option of the applicable Part A-2/Part B Investor. The Part A-2 Convertible Debentures and Part B Convertible Debentures are subordinate to all obligations of the Company to Blue Torch under the Financing Agreement, including Blue Torch’s security interests in the Company’s property.

Subject to the Stockholder Approval Requirement (as defined below), beginning November 14, 2023, any portion of the outstanding and unpaid principal amount of the Part A-2 Convertible Debentures, together with any accrued but unpaid interest, may be converted into shares of Common Stock based on a conversion price of the lower of (i) $10.01, or (ii) 75% of the average of the daily VWAPs (as defined below) during the 20 consecutive trading days immediately preceding the conversion date or other date of determination, but not lower than a floor price of $0.45 (the “Floor Price”).

Subject to the Stockholder Approval Requirement, any portion of the outstanding and unpaid principal amount of the Part B Convertible Debentures, together with any redemption premium and accrued but unpaid interest, may be converted into shares of Common Stock based on a conversion price of the lower of (i) $2.23, or (ii) 90.0% of the lowest daily VWAP of the Common Stock during the seven consecutive trading days prior to the conversion date, but not lower than the Floor Price.

Subject to a subordination agreement among Blue Torch and the Part B Investors, the Company may, at its option, elect to redeem a portion or all amounts outstanding under either Part B Convertible Debenture in cash, plus a 5% redemption premium on the amount to be redeemed, provided that (i) the last reported closing price of the Common Stock is less than $2.23 and (ii) the Company provides the applicable holder with at least five business days’ prior written notice of its desire to exercise such redemption right. Upon receipt of a redemption notice, a holder shall have five business days to elect to convert all or any portion of its Part B Convertible Debenture in lieu of redemption.

For purposes of the Convertible Debentures, “VWAP” means the daily dollar volume-weighted average price for such security on the Nasdaq Global Market as reported by Bloomberg through its “Historical Prices – Px Table with Average Daily Volume” functions.

Except for YA II PN, Ltd. (“Yorkville”), no Part A-2/Part B Investor may convert its Convertible Debentures until the transactions contemplated by the Securities Purchase Agreements have been approved by the Company’s stockholders in accordance with Nasdaq Listing Rule 5635(d) (the “Stockholder Approval Requirement”). Yorkville may convert its Part B Convertible Debenture so long as the aggregate number of shares of Common Stock issued pursuant to its Part B Convertible Debenture does not exceed 6,004,000 shares (the “Exchange Cap”), provided, however, that the foregoing restriction will no longer apply upon satisfaction of the Stockholder Approval Requirement. Furthermore, the Convertible Debentures may not be converted into shares of Common Stock to the extent such conversion would result in the applicable Investor and its affiliates having beneficial ownership of more than 4.99% (or in the case of one investor, 9.99%) of the Company’s then outstanding shares of Common Stock, provided that this limitation may be waived by the Investor upon not less than 65 days’ prior notice to the Company.

The Part A-2 Warrants have an exercise price of $0.01, subject to certain adjustments. The Part A-2 Warrants will be immediately exercisable into shares of Common Stock upon satisfaction of the Stockholder Approval Requirement and expire at 5:00 p.m. Eastern Time on May 18, 2027. No portion of the Part A-2 Warrants may be exercised to the extent that, after giving effect to such exercise, the applicable Part A-2 Investor and its affiliates would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise, provided that this limitation may be waived by the Part A-2 Investor upon not less than 65 days’ prior notice to the Company.

The Part B Convertible Debentures provide that, upon the occurrence of a Trigger Event (as defined below) and subject to a Subordination Agreement among the Part B Investors and Blue Torch (the “Part B Subordination Agreement”), the Company must make monthly cash payments against the principal amount then outstanding in an amount equal to $1,000,000 of the principal amount of such Part B Convertible Debenture plus accrued and unpaid interest thereon, if any, plus a redemption premium of 5% of the triggered payment amount (each, a “Trigger Payment” and collectively, the “Trigger Payments”). A “Trigger Event” occurs if (i) the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days (the “Floor Price Trigger”) or (ii) in the case of Yorkville only, at any time on or after July 31, 2023 the Company has issued in excess of 95% of the Common Stock available under the Exchange Cap (the “Exchange Cap Trigger”). The Company’s obligation to make Trigger Payments shall be reduced by an amount equal to any portion of the principal amount of such Part B Convertible Debenture, together with any accrued and unpaid interest, that, following the applicable Trigger Date, is converted into shares of Common Stock at the option of the holder. The Company’s obligation to make Trigger Payments will continue until, in the case of a Floor Price Trigger, the fifth consecutive trading day that the VWAP is greater than 110% of the Floor Price, or, with respect to an Exchange Cap Trigger, the Company has obtained stockholder approval to increase the number of shares of Common Stock under the Exchange Cap and/or the Stockholder Approval Requirement has been satisfied.

In connection with the entry into the Part A-2 Securities Purchase Agreement and the Part B Securities Purchase Agreement and the issuance of the Part A-2 Convertible Debentures, Part A-2 Warrants, Part B Convertible Debentures and the Commitment Fee Shares, the Company and each of the Part A-2/Part B Investors entered into Registration Rights Agreements (the “Part A-2/Part B Registration Rights Agreements”) pursuant to which the Company is required to file registration statements registering the resale by the Part A-2/Part B Investors of the shares issuable upon conversion of the Part A-2 Convertible Debentures and the Part B Convertible Debentures, the shares issuable upon exercise of the Part A-2 Warrants and the Commitment Fee Shares under the Securities Act. Pursuant to the Part A-2/Part B Registration Rights Agreements, the Company is required to meet certain obligations with respect to, among other things, the timeliness of the filing and effectiveness of registration statements. The Company is required to file a (i) registration statement related to the shares issuable upon conversion of the Part A-2 Convertible Debentures and upon exercise of the Part A-2 Warrants no later than thirty (30) days following May 18, 2023, and (ii) a registration statement related to the shares issuable upon conversion of the Part B Convertible Debentures and the Commitment Fee Shares no later than fifteen (15) days following May 18, 2023.

Northland Fee Agreement

On March 13, 2023, Near Holdings engaged Northland as a capital markets advisor in connection with the Business Combination. In connection with that engagement, Near Holdings and Northland entered into a letter agreement (the “Northland Fee Agreement”) in which, among other things, the parties agreed that Northland would receive an aggregate fee of $600,000 payable in (i) shares of Common Stock in an amount equal to $325,000, to be calculated using the VWAP of the Common Stock over the five trading days immediately preceding the 30th day following the closing of the Business Combination and (ii) a cash payment in the amount of $275,000, payable upon the first anniversary of the closing of the Business Combination. On May 9, 2023, the Company issued 81,794 shares of Common Stock to Northland. Pursuant to the Northland Fee Agreement, the Company is obligated to register such shares on the first available registration statement on Form S-1 filed upon closing the transaction.

Cantor Fitzgerald Omnibus Fee Amendment Agreement

On March 22, 2023, KludeIn entered into an omnibus fee agreement (the “CF Fee Agreement”) with Cantor Fitzgerald & Co. (“CF&CO”) and CF Principal Investments LLC (“CFPI”), which CF Fee Agreement amended certain provisions of (i) that certain letter agreement between KludeIn and CF&CO, dated as of September 16, 2021 (as amended, the “CF Engagement Letter”), (ii) that certain Common Stock Purchase Agreement between KludeIn and CFPI, dated as of May 18, 2022 (the “Common Stock Purchase Agreement”), and (iii) that certain Registration Rights Agreement between KludeIn and CFPI, dated as of May 18, 2022 (the “CF Registration Rights Agreement”).

Pursuant to the CF Fee Agreement, among other things, the parties agreed that, notwithstanding any term or provision of the CF Engagement Letter, CF&CO would receive, in lieu of the cash advisory fee otherwise payable to it pursuant to the CF Engagement Letter, a number of shares (the “Advisory Fee Shares”) of Common Stock equal to the greater of (i) 600,000 shares of Common Stock and (ii) the quotient obtained by dividing (x) $6,000,000 by (y) the VWAP of the Common Stock over the five trading days immediately preceding the date of the initial filing of the registration statement covering the resale of the Advisory Fee Shares, provided that clause (y) will in no event be less than $2.06. On May 9, 2023, in accordance with the CF Fee Agreement, the Company issued 2,522,068 Advisory Fee Shares to CF&CO. Pursuant to the CF Fee Agreement, within 30 calendar days after the closing of the Business Combination, we must file a registration statement registering the resale of the Advisory Fee Shares.

For a period of 24 months after the date of the CF Fee Agreement, CF&CO will have the right, but not the obligation, to act as (i) a managing underwriter or placement agent for any financing by or on behalf of the Company involving the primary or secondary offering or sale of public equity securities of the Company (but, for the avoidance of doubt, not including any debt securities, including, without limitation, convertible debt securities, offered or sold by or on behalf of the Company), and to receive at least 50% of the aggregate gross spread or fees from any such financing, and (ii) a financial advisor to the Company, in the event of any potential acquisition, disposition or other extraordinary corporate transaction involving the Company, or any of its assets, securities or businesses, whether by way of purchase or sale of securities or assets, merger, consolidation, reorganization or otherwise, and to receive at least 50% of the aggregate fees and other economics paid to financial advisors in such transaction, in each case, on terms and conditions customary for global investment banks (and agreed by CF&CO and the Company, acting in good faith) for similar transactions, which terms and conditions will be embodied in one or more separate written agreements.

In addition, under the CF Fee Agreement, we must pay CFPI, in lieu of the commitment fee otherwise payable to CFPI in Commitment Shares (as defined in the Common Stock Purchase Agreement) pursuant to the Common Stock Purchase Agreement, a non-refundable cash fee equal to $2,000,000, payable on or prior to May 31, 2023.

BTIG Letter Agreement

On March 22, 2023, KludeIn and BTIG, LLC, as representative of the several underwriters (the “Representative”), entered into a letter agreement (the “BTIG Letter Agreement”) amending certain terms of the Underwriting Agreement, dated as of January 6, 2021 (the “Underwriting Agreement”), by and between KludeIn and the Representative.

Pursuant to the BTIG Letter Agreement, among other things, the parties agreed that, notwithstanding Section 1.3 or any other term or provision of the Underwriting Agreement, the Representative would receive, in lieu of the cash Deferred Underwriting Commission (as defined in the Underwriting Agreement) payable to it pursuant to the Underwriting Agreement, a number of shares (the “Deferred Compensation Shares”) of Common Stock equal to the greater of (i) 301,875 shares of Common Stock and (ii) the quotient obtained by dividing (x) $3,018,750 by (y) the VWAP of the Common Stock over the five trading days immediately preceding the date of the initial filing of the registration statement covering the resale of the Deferred Compensation Shares, provided that clause (y) will in no event be less than $2.06. The Deferred Compensation Shares shall be issued directly to the Representative and I-Bankers Securities, Inc. (“IBS”) pursuant to a written instruction letter executed by the Representative and delivered to the Company. Pursuant to Section 3.15 of the Underwriting Agreement, KludeIn’s management determined to allocate 50% of the Deferred Underwriting Commission under the Underwriting Agreement to CF&CO (or its affiliates) for serving as a financial advisor that assisted KludeIn in consummating the Business Combination. On May 9, 2023, the Company issued 1,173,747 shares of Common Stock to BTIG and 95,169 shares of Common Stock to IBS as contemplated by the BTIG Letter Agreement.

RSU Cancellation

On March 21, 2023, the Board of Directors of Near Holdings approved the cancellation of 37,850 RSUs previously granted to certain employees of Near Holdings under the 2022 Employee Restricted Stock Unit Plan.

Components of Results of Operations

Revenues

We derive revenue primarily from (i) core subscription services and (ii) sale of operational products. Revenue is recognized when, or as, the related performance obligation is satisfied by transferring the control of the promised service to a customer. The amount of revenue recognized reflects the consideration that we expect to be entitled to receive in exchange for these services.

Cost of Revenue

Cost of revenue primarily consists of direct costs involved in delivering the services to the customers and primarily consists of third-party hosting costs, employee-related expenses including salaries and related benefits for operations and support personnel; publishers cost, real-time data acquisition costs and allocated overhead.

Product and Technology

Product and technology expenses primarily consist of personnel-related expenses such as salaries, related benefits and share based compensation for our engineering and product/project management functions supporting research, new development, and related product enhancement departments. It also includes non-personnel-related expenses such as location coverage charges, data acquisition charges, third-party server charges and allocation of our general overhead expenses.

Sales and Marketing

Sales and marketing expenses primarily consist of personnel-related expenses such as salaries and related benefits for our sales, marketing, and product marketing functions departments. It also includes sales commission and advertisement costs being part of business development expense.

General and Administrative

General and administrative expenses consist primarily of personnel-related expenses for our finance, human resources, information technology, and legal organizations. These expenses also include non-personnel costs, such as legal, audit, accounting services, other professional fees, recruiting personnel cost, costs associated with acquisitions of businesses, as well as certain tax, license, and insurance-related expenses, and allocated overhead costs.

Depreciation and Amortization

Depreciation and amortization consist primarily of deprecation of our computers and furniture and fixtures and amortization of our acquired intangibles.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented:

	For the three months ended March 31,
	2023	2022	Change $
Revenue	15,507,718	14,058,602	1,449,116
Costs and expenses:
Cost of revenue	5,143,559	4,278,200	865,359
Product and technology	8,303,274	4,900,258	3,403,016
Sales and marketing	5,161,670	4,692,273	469,397
General and administrative	16,514,761	3,005,320	13,509,441
Depreciation and amortization	2,722,450	2,379,308	343,142
Total costs and expenses	37,845,714	19,255,359	18,590,355
Operating loss	(22,337,996)	(5,196,757)	(17,141,239)
Interest expense, net	3,999,180	748,851	3,250,329
Changes in fair value of warrant liabilities	(7,304,155)	(1,700,221)	(5,603,934)
Other expense (income), net	4,609	(498,906)	503,515
Loss before income tax expense	(19,037,630)	(3,746,481)	(15,291,149)
Income tax expense	120,518	61,691	58,827
Net loss	(19,158,148)	(3,808,172)	(15,349,976)
Net loss per share attributable to common stockholders, basic and diluted	(1.20)	(0.49)	(0.71)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	16,004,795	7,747,665	8,257,130

Revenue

Revenue increased by $1.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022, primarily due to onboarding of new customers and expansion of revenue with existing customers.

Cost of Revenue

Cost of revenue increased by $0.9 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The gross margin declined by approximately 3% compared to the three months ended March 31, 2022, primarily due to one-time data purchases during the quarter.

Product and Technology Expense

Product and technology expense increased by $3.4 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to continued investments in bolstering our technology stack and the recognition of stock compensation expense of $0.7 million. We have invested heavily in improving and upgrading our existing products and continue to invest in new technologies.

Sales and Marketing Expense

Sales and marketing expense increased by $0.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the recognition of stock compensation expense of $0.4 million.

General and administrative expenses

General and administrative expenses increased by $13.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to the recognition of one-time transaction-related costs of $6.8 million, stock compensation expense of $4.7 million, and expenses related to increased head count, primarily on the leadership team.

Depreciation and amortization

Depreciation and amortization increased by $0.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to amortization impact of intangible assets acquired in connection with the Behave Guru Pty Ltd. acquisition in October 2022.

Interest expense, net

Interest expense, net increased by $3.3 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to an increase in borrowings and an increase in interest rates.

Changes in fair value of warrant liabilities

Changes in fair value of warrant liabilities was a gain of $7.3 million for three months ended March 31, 2023 primarily due to the change in fair value of the warrants issued in connection with the Harbert and Blue Torch loans as well as the IPO warrants and Working Capital Loan assumed from KludeIn in connection with the Business Combination.

Other expense (income), net

Other income, net decreased by $0.5 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 primarily due to changes in the fair value of derivative liabilities.

Income tax expense

Income tax expense increased by less than $0.1 million for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The difference between statutory and effective tax rates are primarily related to valuation allowances, stock-based compensation and other non-deductible expenses.

Liquidity and Capital Resources

We have financed our operations primarily through cash generated from operations, cash from the sale of debt and equity securities and borrowing under secured financing arrangements.

As of March 31, 2023, we had $15.9 million of unrestricted cash and cash equivalents. As of the date hereof, we are in compliance with the covenants under the Financing Agreement. See “Borrowings — Blue Torch Financing Agreement” below. Our Board of Directors has authorized the issuance of up to $50.0 million of Junior Capital on terms substantially similar to those set forth in the Securities Purchase Agreements, of which approximately $21.0 million has been issued to date.

Prior to the closing of the Business Combination, a significant number of shares of Common Stock were redeemed, which resulted in a significant decrease in the gross proceeds available to us from the Business Combination. Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties, and we need to raise additional funds to meet our minimum financing and liquidity requirements under the Financing Agreement. We may not be able to obtain additional liquidity on reasonable terms, or at all. In addition, our liquidity and our ability to meet our obligations and to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Accordingly, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. Furthermore, although there are a number of warrants outstanding, including the Private Placement Warrants, we believe the likelihood that holders will exercise such warrants is dependent on the price of our Common Stock. If the warrants are out of money, the warrant holders are not likely to exercise their warrants and we will not receive any cash proceeds from warrant exercises. If we decide to pursue one or more significant acquisitions, we may, subject to the Financing Agreement, incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution. See the “Risk Factors” section of this Form 10-Q for more information.

Future demands on our capital resources associated with our debt facilities may also be impacted by changes in reference interest rates and the potential that we incur additional debt in order to fund additional acquisitions or for other corporate purposes. Future demands on our capital resources associated with transaction expenses and restructuring activities and integration costs and transaction-related compensation will be dependent on the frequency and magnitude of future acquisitions and restructuring and integration activities that we pursue. As part of our business strategy, we expect to continue to pursue acquisitions as an accelerator of growth in our core business; however, we cannot predict the magnitude or frequency of such acquisitions or investments.

The Company plans to seek additional sources of capital as required. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Borrowings

Blue Torch Financing Agreement

On November 4, 2022, we entered the Financing Agreement with Blue Torch (as administrative agent and collateral agent) to secure a commitment of $100,000,000 from lenders. The proceeds of borrowings under the Financing Agreement may be used for general corporate purposes and to refinance certain of our existing credit facilities. Borrowings under the Financing Agreement accrue interest at a floating rate per annum equal to the adjusted Term SOFR plus 9.75% (subject to a floor set at 3.891% as of the effective date). Interest is payable quarterly and the borrowing under the financing agreement is scheduled to mature on November 4, 2026. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Financing Agreement at a per annum rate equal to 2.00% above the interest rate otherwise applicable to such obligations. Our obligations under the Financing Agreement are or will be guaranteed by certain of our domestic and foreign subsidiaries meeting materiality thresholds set forth in the Financing Agreement. Such obligations, including the guarantees, are secured by substantially all of our and the subsidiary guarantors’ personal property.

On November 4, 2022, we utilized $34,993,903 out of total $100,000,000 facility towards repayment of the Deutsche Bank Facility and the Harbert Facility and $15,191,125 was disbursed to one of the Company’s bank accounts for general corporate purposes, net of transaction costs. As of December 31, 2022, $3,218,757, in the aggregate, remained outstanding pursuant to the Harbert Facility and the Deutsche Bank Facility. On April 21, 2023, we entered into an Amendment Deed relating to the Global Deed of Discharge and Release, whereby such outstanding amounts were reduced to approximately $2,647,517 in the aggregate. We paid the outstanding amounts to Harbert and Deutsche Bank on April 21, 2023, in full settlement of our obligations.

Under the terms of the Financing Agreement, we established a controlled account into which $46,000,000 of the proceeds of the total funded amount of the term loans were deposited. Upon the satisfaction of certain conditions (including no default or event of default existing and the Company maintaining the first lien leverage ratios specified in the Financing Agreement), we may request these funds to be released. Upon the occurrence and continuance of any event of default or if the Business Combination did not occur on or prior to March 31, 2023 (or such later date as may be agreed by the administrative agent in its sole discretion), then the funds could be released and applied to prepay the loans. As of December 31, 2022, the Company had withdrawn $2,000,000 out the controlled account. Subsequent to December 31, 2022, the Company withdrew an additional $4,000,000 from the controlled account, for general corporate purposes.

On March 23, 2023, Near Holdings, its subsidiary guarantors, Blue Torch and the Required Lenders entered into Consent and Amendment No. 2, pursuant to which we agreed that (a) on or prior to March 31, 2023, (i) the Business Combination would be consummated in accordance with the terms of the Merger Agreement, in all material respects, and at a pre-money enterprise value of at least $575 million, (ii) we would raise additional Junior Capital in an amount that, together with net cash proceeds from the KludeIn trust account, equaled or exceeded $8.0 million, and (iii) we would secure commitments constituting Junior Capital of at least $8.5 million in the aggregate (the “Committed Junior Investments”), and (b) on or prior to April 15, 2023, the Committed Junior Investments must have been funded with net cash proceeds of at least $8.5 million.

In addition to the foregoing Junior Capital Financing Conditions, on or before May 31, 2023, the Company was required to receive net cash proceeds of at least $50.0 million from the issuance of Junior Capital (the “Subsequent Financing Condition”). The failure to meet either the Junior Capital Financing Conditions or the Subsequent Financing Condition before the applicable date would result in a mandatory prepayment event of our outstanding obligations pursuant to the Financing Agreement. However, the failure to meet either the Junior Capital Financing Conditions or the Subsequent Financing Condition would not result in an event of default if the mandatory prepayment is made within three business days following the date on which such condition subsequent was not satisfied.

Furthermore, we may not pay any fees and expenses in connection with the Business Combination in an aggregate amount exceeding $2.0 million until (i) we have received net cash proceeds of at least $20.0 million from Junior Capital and (ii) after giving effect to payment of all such fees and expenses, pro forma liquidity is at least $32.0 million (such pro forma liquidity test, the “Liquidity Condition”). Thereafter, we may pay only such amounts as previously agreed by Blue Torch prior to the effective date of the Consent and Amendment No. 2. In order to withdraw additional funds under the Financing Agreement, we must meet certain leverage ratios, must have received at least $20.0 million in net cash proceeds from Junior Capital, and the Liquidity Condition must be satisfied on a pro forma basis (to include net of the payment of any then-outstanding expenses related to the Business Combination (but giving pro forma effect to the proceeds of such withdrawal)).

As described above, on March 31, 2023, we raised additional Junior Capital in an amount which, together with the net proceeds from the KludeIn trust account, equaled or exceeded $8.0 million. However, we did not fully satisfy the other Junior Capital Financing Conditions, and, as a result, we were required to prepay all outstanding obligations under the Financing Agreement. We did not make such prepayment and our failure to comply with such mandatory prepayment obligations constituted an event of default under the Financing Agreement. Furthermore, as of April 15, 2023, our Liquidity was less than the sum of (x) $15.0 million and (y) the DB/Harbert Deferred Payment Amount and as of May 1, 2023, our Liquidity was less than the sum of (x) $20.0 million and (y) the DB/Harbert Deferred Payment Amount. As a result, we were in breach of the applicable minimum Liquidity covenants and such breaches constituted events of default under the Financing Agreement. The Liquidity Defaults constituted Specified Events of Default (as defined in the Financing Agreement), resulting in a 2.00% increase in the interest rate per annum until the date the Liquidity Defaults were cured or waived in writing and a $5.0 million deferred consent fee related to Consent and Amendment No. 2, which deferred consent fee would be added to the outstanding principal amount of the loans under the Financing Agreement.

On May 5, 2023, we entered into the Initial Forbearance Agreement with Blue Torch, pursuant to which Blue Torch agreed to temporarily forbear from exercising its default-related rights and remedies against us solely with respect to the Existing Defaults during the period beginning on the date of the Initial Forbearance Agreement and ending on the earlier to occur of (i) certain bankruptcy-related defaults under the Financing Agreement, (ii) the date on which Blue Torch delivers a notice terminating the forbearance period, which notice may be delivered at any time upon or after the occurrence of any Forbearance Default (as defined therein), or (iii) May 10, 2023. On May 10, 2023, we entered into another Forbearance Agreement with Blue Torch (the “Extended Forbearance Agreement”), which is substantially similar to the Initial Forbearance Agreement except that the forbearance period will end on the earlier to occur of (i) certain bankruptcy-related defaults under the Financing Agreement, (ii) the date on which Blue Torch delivers a notice terminating the forbearance period, which notice may be delivered at any time upon or after the occurrence of any Forbearance Default, or (iii) May 20, 2023.

Effective as of May 18, 2023, we entered into Waiver and Amendment No. 3, pursuant to which, among other things, (i) Blue Torch waived the Existing Defaults and (ii) the parties agreed to amend certain terms of the Financing Agreement relating to (x) the Junior Capital Financing Conditions, (y) the minimum Liquidity requirements and (z) the leverage ratios required for withdrawals of proceeds under the Financing Agreement. In accordance with Waiver and Amendment No. 3, on or prior to May 20, 2023 (or such later date as may be agreed in writing), the net cash proceeds from the issuance of Junior Capital after March 23, 2023, plus net cash proceeds from the Trust Account, must be at least $21.0 million in the aggregate. In addition, the Subsequent Financing Condition was eliminated. Furthermore, (i) from April 14, 2023 to May 20, 2023, we may not permit our Liquidity to be less than the sum of (x) $10.0 million and (y) the DB/Harbert Deferred Payment Amount reduced by $3.8 million, and (ii) from May 20, 2023 forward, we may not permit our Liquidity to be less than $20.0 million. Additionally, pursuant to Waiver and Amendment No. 3, the parties agreed that $2.0 million of the $5.0 million deferred consent fee payable under the Financing Agreement is due and payable as of May 18, 2023, and has been automatically paid-in-kind and capitalized on the outstanding principal amount of the loans. The remaining $3.0 million of the deferred consent fee will become due and payable (i) if as of May 20, 2023, (x) we fail to obtain net cash proceeds from the issuance of Junior Capital after March 23, 2023 of at least $20.0 million and (y) after giving effect to payment of all outstanding fees and expenses related to the Business Combination, the Liquidity Condition has not been satisfied on a pro forma basis, or (ii) upon occurrence of certain other events of default under the Financing Agreement.

As described above, on May 18, 2023, we raised additional Junior Capital in an amount which, together with the net proceeds from the issuance of the Part A-1 Convertible Debentures and the Trust Account, equaled or exceeded $21.0 million. Accordingly, we have satisfied the Amended Junior Capital Financing Condition.

The Financing Agreement requires that we and our subsidiaries make mandatory prepayments, subject to certain reinvestment rights and certain exceptions, with the proceeds of asset dispositions, events of loss, other extraordinary receipts and indebtedness that is not permitted by the Financing Agreement. In addition, subject to certain exceptions, repayments of the Financing Agreement will be subject to early termination fees in an amount equal to (a) a make-whole amount equal to the amount of interest that would have otherwise been payable through November 4, 2023, plus 3.0% of the principal amount of term loans repaid, if repayment occurs on or prior to November 4, 2023, (b) 2.0% of the principal amount of term loans prepaid, if repayment occurs after November 4, 2023 but on or prior to November 4, 2024 and (c) 0.0%, thereafter.

We are required to pay customary fees and costs in connection with the Financing Agreement, including a commitment fee in an amount equal to 3.00% of the aggregate term loan commitments on November 4, 2022, a $250,000 loan servicing fee annually and an exit fee in an amount equal to 1.95% of the aggregate term loan commitments as of November 4, 2022, to be paid upon termination of the Financing Agreement or the acceleration of the loan. In connection with the Consent and Amendment No. 2, we were deemed to have paid a one-time closing fee of $2.0 million, which was added to the outstanding principal amount of the loans under the Financing Agreement.

The Financing Agreement contains customary representations, warranties, events of default and covenants by us and our subsidiaries, subject to customary materiality, material adverse effect and knowledge qualifiers. The Financing Agreement also contains (a) certain affirmative covenants that impose certain reporting and/or performance obligations on us and our subsidiaries, (b) certain negative covenants that generally limit, subject to various exceptions, us and our subsidiaries from taking certain actions, including, without limitation, incurring indebtedness, making investments, incurring liens, paying dividends and engaging in mergers and consolidations, sale and leasebacks and asset dispositions, (c) financial maintenance covenants in the form of a maximum leverage ratio and minimum liquidity, (d) customary events of default for financings of this type and (e) cash management and anti-cash hoarding obligations. Obligations under the Financing Agreement may be declared due and payable upon the occurrence and during the continuance of customary events of default.

In connection with the Financing Agreement, Near Holdings granted warrants to affiliates of the lenders to purchase fully paid and non-assessable shares of common stock (the “Blue Torch Warrants”), which were exercisable for an aggregate of 9,660 shares of Near Holdings, with a per share exercise price of $0.001. As contemplated by the Merger Agreement, the Blue Torch Warrants were assumed and converted into corresponding warrants issued by Near Intelligence, Inc., which are exercisable for shares of our Common Stock, in each case after giving effect to the conversion ratio of 107.66046. The Blue Torch Warrants may be exercised on a cashless basis. The Blue Torch Warrants are exercisable for a term beginning on November 4, 2022 and ending on the earlier to occur of November 4, 2032 or the consummation of certain acquisitions as set forth in the Blue Torch Warrants. The number of shares for which the Blue Torch Warrants are exercisable and the associated exercise price are subject to certain proportional adjustments as set forth in the Blue Torch Warrants. In addition to the cashless exercise right, holders of the Blue Torch Warrants may, at any time on the earlier to occur of November 4, 2024 or the occurrence of certain default and indebtedness-based triggers, tender the Blue Torch Warrants for such warrant’s pro rata share of $10 million.

In connection with Yorkville’s investment in the Part B Convertible Debentures, entities affiliated with certain officers of the Company (collectively, the “Stockholder Guarantors”) entered into a Guaranty in favor of Yorkville (the “Stockholder Guaranty”). Pursuant to the Stockholder Guaranty, upon failure of the Company to make any Trigger Payment when due, including in the event the Company is unable to make a Trigger Payment as a result of the Part B Subordination Agreement, the Stockholder Guarantors will be obligated to make such Trigger Payment to Yorkville. Upon receipt of a Trigger Payment from any Stockholder Guarantor, Yorkville will transfer to such Stockholder Guarantor a portion of the Part B Convertible Debenture in an amount equal to the Trigger Payment received, less the redemption premium. Each Stockholder Guarantor also agreed to certain lock-up provisions during the term of the Stockholder Guaranty.

Common Stock Purchase Agreement

Simultaneously with the execution and delivery of the Merger Agreement, KludeIn entered into the Common Stock Purchase Agreement and related CF Registration Rights Agreement with CFPI. Pursuant to the Common Stock Purchase Agreement, we have the right to sell to CFPI up to a Total Commitment (as defined in the Common Stock Purchase Agreement) of $100,000,000 in shares of Common Stock, subject to certain limitations and conditions set forth in the Common Stock Purchase Agreement. We are obligated under the Common Stock Purchase Agreement and the CF Registration Rights Agreement to file a registration statement with the SEC to register under the Securities Act for the resale by CFPI of Common Stock that we may issue to CFPI under the Common Stock Purchase Agreement (the “Common Stock Financing”).

We will not have the right to commence any sales of Common Stock to CFPI under the Common Stock Purchase Agreement until the “Commencement,” which is the time when all of the conditions set forth in the Common Stock Purchase Agreement have been satisfied, including, but not limited to: (i) accuracy of our representations and warranties; (ii) accuracy of CFPI’s representations and warranties; (iii) issuance of all of the committed Common Stock into an account designated by CFPI; (iv) completion of due diligence by CFPI; (v) receipt of a written no objection notice from the Financial Industry Regulatory Authority, Inc. (“FINRA”); (vi) the consummation of the Business Combination having occurred; (vii) the Company having fulfilled all obligations under the Common Stock Purchase Agreement and the CF Registration Rights Agreement required as of such time and having delivered a compliance certificate to CFPI; (viii) the initial registration statement for the resale of the registrable securities under the CF Registration Rights Agreement having been declared effective by the SEC; (ix) no material notices from governmental authorities relating to requests for additional information or stop orders being in effect or objections by FINRA and no material misstatements or omissions in the resale registration statement.

After the Commencement, we will have the right from time to time at our sole discretion until the first day of the month next following the 36-month period from and after the Commencement, to direct CFPI to purchase up to a specified maximum amount of shares of Common Stock as set forth in the Common Stock Purchase Agreement by delivering written notice to CFPI prior to the commencement of trading on any trading day. We will control the timing and amount of any sales of the Common Stock to CFPI, subject to limitations set forth in the Common Stock Purchase Agreement. Actual sales of shares of Common Stock to CFPI under the Common Stock Purchase Agreement will depend on a variety of factors, including, among other things, market conditions and the trading price and trading volume of the Common Stock.

The purchase price of the shares of Common Stock that we elect to sell to CFPI pursuant to the Common Stock Purchase Agreement will be the volume weighted average price of the Common Stock during the applicable purchase date on which we have timely delivered written notice to CFPI directing it to purchase the shares of Common Stock under the Common Stock Purchase Agreement. We will receive 98% of the volume weighted average price of the Common Stock so sold. Assuming utilization of the Common Stock Financing, CFPI will receive shares of Common Stock for up to thirty-six (36) months at a discount to the then current market price with an incentive to sell such shares immediately and, as such, will not be subject to the same level of market risk as other investors. Each of these financings result in the issuance of additional shares of Common Stock, which would further dilute our stockholders, and may in turn decrease the trading price of the Common Stock and our ability to obtain additional financing.

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

We will have the right to terminate the Common Stock Purchase Agreement at any time after Commencement, at no cost or penalty, upon three trading days’ prior written notice. Additionally, CFPI will have the right to terminate the Common Stock Purchase Agreement upon three days’ prior written notice to us if there is a Material Adverse Effect or a Fundamental Transaction (each as defined in the Common Stock Purchase Agreement) or we are in breach or default in any material respect of the Registration Rights Agreement, or trading in the Common Stock on the Nasdaq is suspended. No termination of the Common Stock Purchase Agreement will affect the registration rights provisions contained in the CF Registration Rights Agreement.

In connection with the execution of the Common Stock Purchase Agreement, we agreed to issue to CFPI shares of Common Stock in an amount equal to $2,000,000 at a per-share price based on the price of Common Stock on the Commencement date (the “Commitment Shares”) as consideration for CFPI’s irrevocable commitment to purchase the shares of Common Stock upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement. The delivery of the requisite amount of Common Stock into an account designated by CFPI was a condition to our right to commence sales of Common Stock to CFPI set forth in the Common Stock Purchase Agreement. As described above under “Recent Developments,” under the CF Fee Agreement, we must pay CFPI, in lieu of the Commitment Shares, a non-refundable cash fee equal to $2,000,000, payable by the Company to CFPI on or prior to May 31, 2023. Furthermore, pursuant to the CF Fee Agreement, among other things, the parties agreed that, notwithstanding any term or provision of the CF Engagement Letter, CF&CO would receive, in lieu of the cash advisory fee otherwise payable to it pursuant to the CF Engagement Letter, a number of Advisory Fee Shares equal to the greater of (i) 600,000 shares of Common Stock and (ii) the quotient obtained by dividing (x) $6,000,000 by (y) the VWAP of the Common Stock over the five trading days immediately preceding the date of the initial filing of the registration statement covering the resale of the Advisory Fee Shares, provided that clause (y) will in no event be less than $2.06. We issued the Advisory Fee Shares to CF&CO on May 9, 2023.

Cash Flows

The following table summarizes the Company’s cash flows for the periods indicated:

	For the three months ended March 31,
	2023	2022
Net cash used in operating activities	$(9,233,024)	$(4,189,268)
Net cash provided by investing activities	1,825,832	1,251,542
Net cash provided by (used in) financing activities	2,911,780	(1,603,434)

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended March 31, 2023 was $9.2 million, primarily related to our net loss offset by changes in our working capital accounts. The net cash provided by changes in Near’s net operating assets and liabilities of $8.1 million was primarily related to a $5.0 million increase in accounts payable and a $3.5 million increase in accrued expenses and other current liabilities partially offset by a $0.5 million decrease in operating lease and other liabilities.

Net cash used in operating activities for the three months ended March 31, 2022 was $4.2 million, primarily related to our net loss for the period as well as changes in our working capital accounts offset by depreciation and amortization expense. The net cash used by changes in Near’s net operating assets and liabilities of $1.1 million was primarily related to a $2.6 million increase in accounts receivable and $1.8 million decrease in accounts payable, partially offset by an $3.7 million increase in accrued expenses and other current liabilities.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $1.8 million, driven primarily by advances from related parties.

Net cash provided by investing activities for the three months ended March 31, 2022 was $1.3 million, driven by the proceeds from the sale of short-term investments.

Cash Flows Provided by (Used In) Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $2.9 million, consisting primarily of proceeds from the Part A-1 Convertible Debentures of $5.2 million partially offset by repayments of short-term borrowings of $2.1 million.

Net cash used in financing activities for the three months ended March 31, 2022 was $1.6 million, consisting primarily of repayments of short-term borrowings.

 Effect of exchange rates on cash, cash equivalents and restricted cash

The Company’s condensed consolidated financial statements are reported in U.S. dollars which is also its functional currency. The functional currency for the Company’s subsidiaries in the USA, Australia, India and France are their respective local currencies and the functional currency of the Company’s subsidiary in Singapore is U.S. dollars.

Off-Balance Sheet Arrangements

As of March 31, 2023 and December 31, 2022, the Company did not have any off-balance sheet arrangements or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Critical Accounting Policies and Estimates

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, which affect the reported amounts in the consolidated financial statements. Estimates are based on historical experience, where applicable, and other assumptions which management believes are reasonable under the circumstances. On an ongoing basis, the Company evaluates its estimates, including those related to the incremental borrowing rate applied in lease accounting, useful lives of property and equipment and intangible assets, the nature and timing of the satisfaction of performance obligations, allowance for credit losses on accounts receivables, fair value of acquired intangible assets and goodwill, fair value of derivative liabilities, share based compensation, income taxes, certain deferred tax assets and tax liabilities, and other contingent liabilities. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable. Although these estimates are inherently subject to judgment and actual results could differ from those estimates. Management believes that the estimates used in the preparation of the consolidated financial statements are reasonable.

Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in business acquisitions accounted for using the acquisition method of accounting and is not amortized. Goodwill is measured and tested for impairment on an annual basis in accordance with ASC 350, Intangibles — Goodwill and Other, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Such events and changes may include: significant changes in performance related to expected operating results, significant changes in asset use, significant negative industry or economic trends, and changes in our business strategy.

The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, the Company determined that it has only one reporting unit. The Company did not recognize any goodwill impairment charges during the three months ended March 31, 2023 and 2022.

Intangible Assets

The Company amortizes intangible assets with finite lives over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized and review them for impairment whenever an impairment indicator exists.

Revenue Recognition

The Company derives revenue primarily from i) core subscription services and ii) sale of operational products. Revenue is recognized when, or as, the related performance obligation is satisfied by transferring the control of the promised service to a customer. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services.

The Company applies the following steps for revenue recognition:

(i) Identification of the contract, or contracts, with the customer

The Company considers the terms and conditions of the engagement in identifying the contracts. The Company determines a contract with a customer to exist when the contract is approved, each party’s rights regarding the services to be transferred can be identified, the payment terms for the services can be identified, it has been determined the customer has the ability and intent to pay, and the contract has commercial substance. At contract inception, the Company will evaluate whether two or more contracts should be combined and accounted for as a single contract and whether the combined or single contract includes more than one performance obligation. The Company applies judgment in determining the customer’s ability and intent to pay, which is based on a variety of factors, including the customer’s historical payment experience or, in the case of a new customer, credit and financial information pertaining to the customer.

(ii) Identification of the performance obligations in the contract

Performance obligations promised in a contract are identified based on the services that will be transferred to the customer that are both capable of being distinct, whereby the customer can benefit from the service either on its own or together with other resources that are readily available from third parties or from the Company and are distinct in the context of the contract, whereby, in respect of core subscription services, we have combined promises for access to the data intelligence platform, the output derived from such platform coupled with, in a marketing intelligence used case, access with the related obligation to provide use of the platform to execute customers’ marketing strategies as a single performance obligation. Sale of operational products is evaluated to be a distinct performance obligation, as further explained in the section “Sale of operational products”.

(iii) Determination of the transaction price

The transaction price is determined based on the consideration to which the Company expects to be entitled in exchange for transferring services to the customer. The transaction price includes platform subscription fees based on the contracted usage of Near platform for analytics, data enrichment, data feeds as outputs from the platform and for executing customers’ marketing campaigns as well as variable consideration associated with overage fees on exceeded media execution limits as specified in respective contracts, where relevant. Variable consideration is included in the transaction price if, in the Company’s judgment, it is probable that a significant future reversal of cumulative revenue under the contract will not occur. In a marketing intelligence use case, the Company would be entitled to a platform fee even if the customer does not opt for contracted usage level of media execution committed by the Company, None of the Company’s contracts contain a significant financing component.

(iv) Allocation of the transaction price to the performance obligations in the contract

Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on each performance obligation’s relative standalone selling price (“SSP”). Contracts typically have one performance obligation of providing access to the core subscription service or access to relevant outputs from the Near Platform. On occasion, contracts include provision of certain operational products on a short term, fixed fee basis which reflect their respective SSP.

(v) Recognition of the revenue when, or as, a performance obligation is satisfied

Revenue is recognized at the time the related performance obligation is satisfied by transferring the control of the promised service to a customer. Revenue in respect of core subscription services is recognized over the contractual terms during which the customer is given access to the platform or the output from the platform. With respect to revenue from operational products, the Company recognizes revenue as services are delivered. The Company generates all its revenue from contracts with customers.

Core subscription revenue

The Company generates revenue from subscriptions to customers that enable them to access the Company’s cloud-based platform or access the output from such platform and use the data intelligence derived therein for a variety of use cases around analytics, data enrichment, marketing and operational decision-making including to access and advertise target consumer base for digital marketing and advertising. Subscription arrangements with customers do not provide the customer with the right to take possession of the Company’s software at any time. Instead, customers are granted continuous access to the platform or its specific modules/outputs over the contractual period. The underlying database of the Near platform is continuously updated based on ongoing data gathering exercise coupled with the Company’s patented algorithms running on such gathered data resulting in intelligent output available through the platform and therefore, its customers benefit from an up-to-date database on people and places relevant for the promotion of their business interests.

A time-elapsed method is used to measure progress because the Company’s obligation is to provide the customers a continuous service of access to the Company’s cloud-based platform or outputs and modules from such platform in order to execute their marketing and operational strategies over the contractual period and control is transferred evenly over the contractual period. Accordingly, the fixed consideration related to subscription service is recognized ratably over the contract term beginning on the date access to the subscription product is provisioned. Most of the customer agreements have a minimum term of one (1) year with various payment terms ranging from monthly to quarterly in arrears and in few cases, payments in advance. Also, many contracts have auto-renewal provision unless the customer decides to terminate such contract by providing an advance written notice prior to the end of the then current term. Many contracts with customers, including those entered into with the standard terms and conditions, may be terminated by Near at any time but only may be terminated by the customer either in case of a breach, or in certain cases, after a specified notice period. Typically, Near does not charge any penalties for early termination by the customer and the contracts do not entitle Near’s customers to a refund or partial refund upon cancellation of the relevant contracts. The auto renewal provisions are evaluated on a case-by-case basis but generally do not provide a material right as they do not provide a discount to the customer that is incremental to the range of discounts typically given for the same services that are sold to a similar class of customers, even when the stand-alone selling price of the services subject to the auto renewal provision is highly variable.

Sale of Operational products

The Company derives revenue from providing customized reports and other insights to customers on short term fixed fee basis. The Company recognizes such revenues from the sales of these operational products upon delivery to the customers (i.e., at a point in time basis). Refer to Note 16 of Near’s condensed consolidated financial statements for details.

Practical expedients

The Company has utilized the practical expedient available under ASC 606, Revenue from Contracts with Customers and does not disclose the following:

(i)	Value of unsatisfied performance obligations for contracts with an original expected length of one year or less. The Company has no significant financing components in its contracts with customers.

(ii)	Amount of the transaction price allocated to the remaining performance obligations and an explanation of when the Company expects to recognize that amount as revenue.

Stock-based compensation

Stock-based compensation awards granted by the Company are considered as equity-classified stock option awards (“equity options”) and accounted for under ASC Topic 718 - Compensation — Stock Compensation. Stock-based compensation awards issued to non-employees in exchange for consulting and advisory services are accounted for in accordance with the provisions of ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” The Company recognizes and measures compensation expense for all stock-based awards based on the grant date fair value. Grant date fair value is determined under the option-pricing model (Black-Scholes Merton model). The fair value of restricted stock units (“RSUs”) is estimated based on the fair value of the Company’s common stock on the date of grant. The fair value determined at the grant date is expensed over the vesting period of the stock-based awards using the straight-line attribution method, however, the amount of compensation cost recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date. Forfeitures are accounted for as they occur. Stock- based compensation expense is allocated to cost of revenue, product and technology, sales and marketing and general and administrative on the consolidated statements of operations based on where the associated employee’s functional department is located.

Provision for Income Taxes

Near uses the asset-and-liability method for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the consolidated financial statement carrying amounts and tax bases of assets and liabilities and operating loss and tax credit carryforwards and are measured using the enacted tax rates that are expected to be in effect when the differences reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to an amount that, in the opinion of management, is more likely than not to be realized.

Our policy for accounting for uncertainty in income taxes requires the evaluation of tax positions taken or expected to be taken in the course of the preparation of tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax expense in the current year. Reevaluation of tax positions considers factors such as changes in facts or circumstances, changes in or interpretations of tax law, effectively settled issues under audit or expiration of statute of limitation and new audit activity.

Emerging Growth Company Status

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has elected to take advantage of the extended transition period to comply with new or revised accounting standards and to adopt certain of the reduced disclosure requirements available to emerging growth companies. As a result of the accounting standards election, the Company will not be subject to the same implementation timeline for new or revised accounting standards as other public companies that are not emerging growth companies which may make comparison of the Company’s financial statements to those of other public companies more difficult.

The Company will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following January 11, 2026, (b) in which the Company has total annual gross revenue of at least $1.235 billion or (c) in which the Company is deemed to be a large accelerated filer, which means the market value of common stock that is held by non-affiliates exceeds $700 million as of the prior June 30 and (2) the date on which the Company issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures about Market Risk

Near is exposed to market risks in the ordinary course of its business. Market risk represents the risk of loss that may impact Near’s financial position due to adverse changes in financial market prices and rates. Near’s market risk exposure is primarily the result of fluctuations in interest rates.

Interest rate risk

We are exposed to interest rate risk related to our indebtedness under the Financing Agreement. As of March 31, 2023, we had $102 million in indebtedness outstanding under the Financing Agreement. Our borrowings under the Financing Agreement accrue interest at a floating rate per annum equal to the adjusted Term SOFR plus 9.75% (subject to a floor set at 3.891% as of the effective date). As a result of this floating rate, we may be exposed to increased interest rate risk. Interest is payable quarterly and the borrowings under the Financing Agreement are scheduled to mature on November 4, 2026. Further, under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Financing Agreement at a per annum rate equal to 2.00% above the interest rate otherwise applicable to such obligations.

Credit Risk

Financial instruments, which subjects Near to concentrations of credit risk, consist primarily of cash, cash equivalents, and deposits. Near’s cash and cash equivalents are held at major financial institutions located in the United States of America. At times, cash account balances with any one financial institution may exceed Federal Deposit Insurance Corporation insurance limits ($250,000 per depositor per institution). Management believes the financial institutions that hold the Company’s cash and cash equivalents are financially sound and, accordingly, minimal credit risk exists with respect to cash and cash equivalents.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period covered by this Quarterly Report on Form 10-Q . Based on this evaluation, our principal executive officer and principal financial officer have each concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As discussed elsewhere in this Quarterly Report on Form 10-Q, the Company completed the Business Combination on March 23, 2023. Prior to the Business Combination, KludeIn was a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination with one or more target businesses. As a result, previously existing internal controls are no longer applicable or comprehensive enough as of the assessment date as the Company’s operations prior to the Business Combination were insignificant compared to those of the consolidated entity post-Business Combination. We are in the process of reviewing, re-designing, and in some cases designing our internal controls over financial reporting for post-Business Combination. The design and implementation of internal controls over financial reporting for the Company post-Business Combination has required and will continue to require significant time and resources from management and other personnel. The changes to our internal control over financial reporting commenced during the period covered by this report and after will materially affect, or are reasonably likely to materially affect, our internal control over financial reporting by establishing new controls and procedures appropriate to the operating business we have become as a result of the Business Combination.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors.

Investing in our securities involves risks. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and related notes, before deciding whether to purchase any of our securities. Our business, results of operations, financial condition, and prospects could also be harmed by risks and uncertainties that are not presently known to us or that we currently believe are not material. If any of these risks actually occur, our business, results of operations, financial condition, and prospects could be materially and adversely affected. Unless otherwise indicated, references in these risk factors to our business being harmed will include harm to our business, reputation, brand, financial condition, results of operations, and prospects. In such event, the market price of our securities could decline, and you could lose all or part of your investment.

Risks Related to Our Business and Industry

We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have experienced net losses in each period since inception. We generated net losses of $19.2 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively, and $104.22 million (including $66.5 million attributable to stock-based compensation) and $21.06 million for the fiscal years ended December 31, 2022 and 2021, respectively. As of March 31, 2023, we had an accumulated deficit of $259.9 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

●	the continued development of the Near Platform, including investments in our research and development team, the development or acquisition of new products, features, and functionality, and improvements to the scalability, availability, and security of our platform;

●	our technology infrastructure, including enhancements to our network operations and infrastructure, and hiring of additional employees;

●	sales and marketing;

●	additional international expansion, in an effort to increase our sales; and

●	general administration, including legal, accounting, and other expenses.

In addition, part of our business strategy is to focus on our long-term growth. As a result, our profitability may be lower in the near-term than it would be if our strategy were to maximize short-term profitability. Significant expenditures on sales and marketing efforts, expanding our platform, products, features, and functionality, and expanding our research and development, each of which we intend to continue to invest in, may not ultimately grow our business or cause long-term profitability. If we are ultimately unable to achieve profitability at the level anticipated by industry or financial analysts and our stockholders, our stock price may decline.

Our efforts to grow our business may be costlier than we expect, or our revenue growth rate may be slower than we expect, and we may not be able to increase our revenue enough to offset the increase in operating expenses resulting from these investments. If we are unable to continue to grow our revenue, the value of our business and Common Stock may significantly decrease.

We have a limited operating history and have been growing rapidly over the last several years, which makes it difficult to forecast our future results of operations and increases the risk of your investment.

As a result of our limited operating history and our rapid growth over the last several years, our ability to accurately forecast our future results of operations is limited and subject to a number of uncertainties, including our ability to effectively plan for and model future growth.

Our revenue growth rate may decline over time. In future periods, our growth could slow or our revenue could decline for a number of reasons, including slowing demand for the Near Platform, increased competition, changes to technology, a decrease in the growth of our overall market, or our failure, for any reason, to manage our growth effectively or continue to take advantage of growth opportunities. We have also encountered, and will continue to encounter, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, such as the other risks and uncertainties described herein. If our assumptions regarding these risks and uncertainties and our future revenue growth are incorrect or change, or if we do not address these risks successfully, our financial condition and results of operations could differ materially from our expectations, and our business could be materially adversely affected.

We may not be able to accurately predict our future capital needs, and we may not be able to obtain additional financing to fund our operations on the terms and in the manner previously obtained.

In addition to the Common Stock Financing and the Financing Agreement, we may need to raise additional funds in the future, including to support our acquisition strategy. Any required additional financing may not be available on terms acceptable to us, or at all. If we raise additional funds by issuing equity securities or convertible debt as may be required to meet the Subsequent Financing Condition or pursuant to the Common Stock Financing, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our Common Stock. If we raise additional funds by obtaining loans from third parties, as may be permissible pursuant to the terms of the Financing Agreement, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur interest expense. Higher interest rates could increase debt service requirements on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of any such events could materially and adversely affect our business, financial condition and results of operations. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, and we may not be able to expand our business, take advantage of business opportunities or respond to competitive pressures, which could negatively impact our revenue and the competitiveness of our services. For further information regarding our financing, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources — Borrowings.”

Our business depends on our current customers renewing their subscriptions and purchasing additional subscriptions from us, as well as attracting new customers. Any decline in our customer retention or expansion of our commercial relationships with existing customers or an inability to attract new customers would materially adversely affect our business, financial condition, and results of operations.

In order for us to maintain or improve our revenue growth and our results of operations, it is important that our customers renew their subscriptions when existing contract terms expire and that we expand our commercial relationships with our existing customers and attract new customers. Our customers have no obligation to renew their subscriptions, and our customers may not renew subscriptions with similar contract periods. In the past, some of our customers have elected not to renew their agreements with us, and it is difficult to accurately predict long-term customer retention.

The key performance measure that management uses to help it evaluate the health of our business, identify trends affecting its growth, formulate goals and objectives and make strategic decisions is Net Revenue Retention (“NRR”). This is a metric that measures recurring revenue generated from existing customers over a set period of time and is used to monitor the sustainability of revenue growth. Our customer retention and expansion and the rate at which we attract new customers may decline or fluctuate as a result of a number of factors, including our customers’ satisfaction with the Near Platform; our support capabilities; our prices and pricing plans; the prices of competing products; reductions in our customers’ spending levels; new product releases; or the effects of global economic conditions. We may be unable to timely address any retention issues with specific customers, which could materially adversely affect our results of operations. If our customers do not purchase additional subscriptions or renew their subscriptions, or if they renew on less favorable terms, or if we are unable to attract new customers, our revenue may decline or grow less quickly, which would materially adversely affect our business, financial condition, and results of operations.

We currently generate significant revenue from our largest customers, and the loss or decline in revenue from any of these customers would harm our business, results of operations and financial condition.

For the three months ended March 31, 2023 and 2022, our 10 largest active customer accounts generated an aggregate of approximately 71% and 79% of our revenue, respectively. Furthermore, our two largest customer accounts generated an aggregate of approximately 50.6% and 54.9% of our revenue for the three months ended March 31, 2023 and 2022, respectively. For the years ended December 31, 2022 and 2021, our 10 largest active customer accounts generated an aggregate of approximately 68% and 67% of our revenue, respectively. Furthermore, our two largest customer accounts generated an aggregate of approximately 46.1% and 38.3% of our revenue for the years ended December 31, 2022 and 2021, respectively. In the event that any of our large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition would be adversely affected.

We expect fluctuations in our financial results, making it difficult to project future results. If we fail to meet the expectations of securities analysts or investors with respect to our results of operations, our stock price could decline.

Our results of operations have fluctuated in the past and are expected to fluctuate in the future due to a variety of factors, many of which are outside of our control. As a result, our past results may not be indicative of our future performance. In addition to the other risks described herein, other factors that may cause our results of operations to fluctuate include:

●	fluctuations in demand for the Near Platform, including as a result of our introduction of new products, features, and functionality;

●	our ability to attract new customers;

●	our ability to retain existing customers;

●	customer expansion rates;

●	investments in new products, features, and functionality;

●	the timing of our customers’ purchases;

●	awareness of our brand on a global basis;

●	fluctuations or delays in purchasing decisions in anticipation of new products, features, or functionality developed or acquired by us or our competitors;

●	changes in customers’ budgets and in the timing of their budget cycles and purchasing decisions;

●	our ability to control costs, including our operating expenses;

●	the amount and timing of costs associated with our cloud computing infrastructure, particularly the cloud services provided by Amazon Web Services (“AWS”);

●	the amount and timing of payment for operating expenses, particularly research and development and sales and marketing expenses;

●	the amount and timing of non-cash expenses, including stock-based compensation, goodwill impairments, and other non-cash charges;

●	the amount and timing of costs associated with recruiting, training, and integrating new employees and retaining and motivating existing employees;

●	the ability to identify and complete potential merger and/or acquisition opportunities;

●	the effects of potential mergers, acquisitions, and their integration;

●	general economic conditions, both domestically and internationally, as well as economic conditions specifically affecting industries in which our customers participate, and related difficulties in collections;

●	health epidemics or pandemics, such as the COVID-19 pandemic;

●	the impact of new accounting pronouncements;

●	changes in regulatory or legal environments that may cause us to incur, among other things, expenses associated with compliance, particularly with respect to compliance with evolving privacy and data protection laws and regulations;

●	the overall tax rate for our business, which may be affected by the mix of income we earn in the United States and in jurisdictions with differing tax rates, the effects of stock-based compensation, and the effects of changes in our business;

●	the impact of changes in tax laws or judicial or regulatory interpretations of tax laws, which are recorded in the period such laws are enacted or interpretations are issued and may significantly affect the effective tax rate of that period;

●	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

●	changes in the competitive dynamics of our market, including consolidation among competitors or customers; and

●	significant security breaches of, technical difficulties with, or interruptions to, the delivery and use of the Near Platform.

Any of these and other factors, or the cumulative effect of some of these factors, may cause our results of operations to vary significantly. If our quarterly results of operations fall below the expectations of investors and securities analysts who follow our stock, the price of our Common Stock could decline substantially, and we could face costly lawsuits, including securities class actions.

The Financing Agreement contains restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.

Covenants in the Financing Agreement restrict, among other things, our ability to:

●	pay dividends or distributions, repurchase or issue equity, prepay certain debt or make certain investments;

●	incur additional debt;

●	incur liens on assets;

●	make certain investments; and

●	engaging in mergers and consolidations, sale and leasebacks and asset dispositions.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs without the prior consent of Blue Torch. Moreover, our ability to comply with these provisions may be affected by events beyond our control. The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the Financing Agreement and could trigger acceleration of those obligations. In addition, the Financing Agreement requires us to satisfy certain financial covenants, including a maximum leverage ratio, minimum Liquidity, a limitation on the purchase price payable for certain acquisitions, maximum of consolidated capital expenditures and certain mandatory prepayments. Prior to Waiver and Amendment No. 3, we were in breach of the minimum Liquidity requirements, which resulted in an event of default under the Financing Agreement. As a result of Waiver and Amendment No. 3, the Financing Agreement now provides that we may not (i) from April 14, 2023 until May 20, 2023, permit our Liquidity (as defined therein) to be less than the sum of (x) $10.0 million and (y) the DB/Harbert Deferred Payment Amount (as defined therein) reduced by $3.8 million, and (ii) from May 20, 2023 forward, permit our Liquidity to be less than $20.0 million. Any future default under the Financing Agreement could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt. The ability to make payments of principal and interest on indebtedness will depend on our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

We may be unable to successfully close potential acquisitions, or successfully integrate the operations of such target businesses, if acquired, which could have an adverse impact on our business.

We use acquisitions as an accelerator of growth of our core business. We expect to continue to seek to acquire value accretive assets with differentiated products and data to unlock long-term synergies. The identification of suitable acquisition candidates can be difficult, time-consuming and costly, and we may not complete acquisitions successfully that we target in the future. Our inability to fund such acquisitions by raising additional financing through debt or equity may impact our overall growth. We may decide to fund future acquisitions by issuing equity against deal consideration, which may result in significant dilution for our existing stockholders and investors. Our business is subject to regulation in the U.S. and the other jurisdictions in which we operate, and any failure to comply with such regulations or any changes in such regulations could adversely affect us. If we cannot identify and purchase a sufficient quantity of profitable businesses at favorable prices, or if we are unable to finance acquisition opportunities on commercially favorable terms, our business, financial condition or results of operations could be materially adversely affected.

Acquisition activity presents certain risks to our business, operations and financial condition, and we may not realize the financial and strategic goals contemplated at the time of a transaction. Our ability to successfully implement our acquisition strategy will depend on our ability to identify, negotiate, complete and integrate acquisitions, and, if necessary, to obtain satisfactory debt or equity financing to fund those acquisitions.

Mergers and acquisitions are inherently risky, and any mergers and acquisitions that we complete may not be successful. The process of integrating an acquired company’s business into our operations and investing in new technologies is challenging and may result in expected or unexpected operating or compliance challenges, which may require significant expenditures and a significant amount of our management’s attention that would otherwise be focused on the ongoing operation of our business. The potential difficulties or risks of integrating an acquired company’s business include the following, among others, which risks can be magnified when one or more integrations are occurring simultaneously or within a small period of time:

●	the effect of the acquisition on our financial and strategic positions and our reputation;

●	risk that we are unable to obtain the anticipated benefits of the acquisition, including synergies, economies of scale, revenues and cash flow;

●	retention risk with respect to key clients, service providers, and challenges in retaining, assimilating and training new employees;

●	potential increased expenditure on human resources and related costs;

●	retention risk with respect to an acquired company’s key executives and personnel;

●	potential disruption to our ongoing business;

●	especially high degree of risk for investments in immature businesses with unproven track records and technologies, with the possibility that we may lose the value of our entire investments or incur additional unexpected liabilities;

●	risk of entering new jurisdictions and becoming subject to foreign laws and regulations not previously applicable to us;

●	potential diversion of cash for an acquisition, ongoing operations or integration activities that would limit other potential uses for cash including infrastructure, marketing and other investments;

●	the assumption of known and unknown debt and other liabilities and obligations of the acquired company;

●	potential integration risks related to acquisition targets that do not maintain internal controls and policies and procedures over financial reporting as would be required of a public company, which may amplify our risks and liabilities with respect to our ability to maintain appropriate internal controls and procedures;

●	inadequacy or ineffectiveness of an acquired company’s disclosure controls and procedures and/or environmental, health and safety, anti-corruption, human resources or other policies and practices;

●	challenges in reconciling accounting issues, especially if an acquired company utilizes accounting principles different from those that we use; and

●	challenges in complying with newly applicable laws and regulations, including obtaining or retaining required approvals, licenses and permits.

We anticipate that any future acquisitions we may pursue as part of our business strategy may be partially financed through additional debt or equity. If new debt is added to current debt levels, or if we incur other liabilities, including contingent liabilities, in connection with an acquisition, the debt or liabilities could impose additional constraints and requirements on our business and operations, which could materially adversely affect our financial condition and results of operations. If we are not able to obtain such necessary financing, it could have an impact on our ability to consummate a substantial acquisition and execute our growth strategy. For further information regarding our financing, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations- Liquidity and Capital Resources — Borrowings.”

Our management team has no experience managing a public company.

Members of our management team have no experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations, and financial condition.

We rely heavily on the services of our senior management team, and if we are not successful in attracting or retaining senior management personnel, we may not be able to successfully implement our business strategy.

Our future success will be substantially dependent on our ability to attract, retain, and motivate our key employees and the members of our management team. We will also rely on our leadership team in the areas of operations, security, analytics, engineering, product management, research and development, marketing, sales, partnerships, mergers and acquisitions, support, and general and administrative functions. Although we have entered into employment agreements with our key personnel, our senior management is employed on an “at-will” basis, which means they may terminate their employment with us at any time. If one or more of our key employees resigns or otherwise ceases to provide us with their service, our business could be harmed.

We do not have the history with our subscription or pricing models necessary to accurately predict optimal pricing necessary to attract new customers and retain existing customers.

We have limited experience with respect to determining the optimal prices for the Near Platform and, as a result, we have in the past, and expect in the future that, we will need to change our pricing model from time to time. As the market for the Near Platform matures, or as new competitors introduce new products or services that compete with ours, we may be unable to attract new customers at the same price or based on the same pricing models as we have used historically. Pricing decisions may also impact the mix of adoption among our subscription plans and negatively impact our overall revenue. Although we occasionally upsell within contract terms based on customer needs, most of our customer contracts have a licensing period of one year or longer. As a result, potential changes in our pricing policies, or our rate of customer expansion or retention, may not be fully reflected in our results of operations until future periods. Moreover, larger organizations may demand price concessions. As a result, in the future we may be required to reduce our prices, which could materially adversely affect our business, financial condition, and results of operations.

Third parties may claim that the operation of our business infringes on or misappropriates their intellectual proprietary rights. These claims could be costly to defend, result in injunctions against our operations and significant damage awards and limit our ability to use key technologies in the future (or require us to implement workarounds); a claim of infringement or misappropriation brought by a third party may cause us to incur significant costs, prevent us from commercializing our products and services or otherwise have a material adverse effect on our business.

In recent years, in the markets in which we operate, there has been considerable patent, copyright, trademark, domain name, trade secret and other intellectual property development activity, as well as litigation, based on allegations of infringement, misappropriation or other violations of intellectual property. Furthermore, individuals and groups can purchase patents and other intellectual property assets for the purpose of making claims of infringement to extract settlements from companies like ours. We may be subject to claims of alleged infringement, misappropriation or other violation of the intellectual property rights of our competitors or other third parties in the operation of our businesses, including for our unlicensed use of third party intellectual property rights in connection with our internally-developed or acquired intellectual property, technologies and content. We cannot guarantee we have not, do not or will not infringe, misappropriate or otherwise violate the intellectual property rights of others. If we were to discover that our products or services infringe, misappropriate or otherwise violate the intellectual property rights of others, we may need to obtain licenses or implement workarounds that could be costly. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to implement workarounds successfully. Moreover, if we are sued for infringement, misappropriation or other violations of a third party’s intellectual property rights and such claims are successfully asserted against us, we could be required to pay substantial damages or ongoing royalty payments or to indemnify our licensees, or could be enjoined from offering our products or services or using certain technologies or otherwise be subject to other unfavorable circumstances. Accordingly, our exposure to damages resulting from such claims could increase and this could further exhaust our financial and management resources. Further, during the course of any litigation, we may make announcements regarding the results of hearings and motions, and other interim developments. If securities analysts and investors regard these announcements as negative, the market price of our Common Stock may decline. Even if intellectual property claims do not result in litigation or are resolved in our favor, these claims (regardless of their merit) and the time and resources necessary to resolve them, could divert the resources of our management and require significant expenditures. Any of the foregoing could prevent us from competing effectively and could have an adverse effect on our business, operating results, and financial condition.

Our failure to adequately protect our intellectual property with governmental registrations and confidentiality agreements may negatively impact our ability to compete effectively against competitors in our industry.

Our success and ability to compete depend, in part, upon our owned and licensed intellectual property, including our brand, technology and databases. In the U.S. and other jurisdictions, we rely on a combination of copyright, trademark, patent, and trade secret laws, as well as license and confidentiality agreements and internal policies and procedures to protect our intellectual property. Even with these precautions, however, it may be possible for another party to infringe, copy or otherwise obtain and use our owned or licensed intellectual property without our authorization or to develop similar intellectual property independently, particularly in those countries where effective trademark, domain name, copyright, patent and trade secret protection may not be available. Even where effective protection is available, policing unauthorized use of our intellectual property is difficult and expensive. If it becomes necessary for us to litigate to protect these rights, any proceedings could be burdensome and costly, could result in counterclaims challenging our ownership of intellectual property or its validity or enforceability or accusing us of infringement, and we may not prevail. We cannot be certain that the steps that we have taken or will take in the future will prevent misappropriation or infringement of intellectual property used in our business. Unauthorized use and misuse of our intellectual property or intellectual property we otherwise have the rights to use could reduce or eliminate any competitive advantage we have developed, potentially causing us to lose sales or actual or potential clients, or otherwise harm our business, resulting in a material adverse effect on our business, financial condition or results of operations, and we cannot assure you that legal remedies would adequately compensate us for the damage caused by the unauthorized use.

We recognize revenue over the term of our customer contracts. Consequently, downturns or upturns in new sales may not be immediately reflected in our results of operations and may be difficult to discern.

We generally recognize licensing revenue from customers ratably over the contracted period. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered during previous quarters. Consequently, a decline in new or renewed subscriptions may have a small impact on our revenue results for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of the Near Platform and potential changes in our pricing policies or rate of expansion or retention, may not be fully reflected in our results of operations until future periods. We may also be unable to reduce our cost structure in line with a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while revenue is recognized over the contracted period of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our subscription model also makes it difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from new customers must be recognized over the applicable subscription term.

If we fail to adapt to rapid technological change, evolving industry standards and changing customer needs, requirements or preferences, our ability to remain competitive could be impaired.

The market for the Near Platform and solutions is characterized by rapid technological change, evolving industry standards and changing regulations, as well as changing customer needs, requirements, and preferences. The success of our business will depend, in part, on our ability to anticipate, adapt and respond effectively to these changes on a timely and cost-effective basis. Our customers require that the Near Platform and products and solutions effectively identify and respond to these challenges. As a result, we must continually modify and improve our offerings in response to changes in our customers’ operational needs or end-user preferences. The success of any enhancement to our existing offerings or the deployment of new offerings depends on several factors, including the timely completion and market acceptance of our enhancements or new offerings. Any enhancement to our existing offerings or new offerings that we develop and introduce involves significant commitment of time and resources and is subject to a number of risks and challenges, including, but not limited to:

●	ensuring the timely release of new solutions (including products and professional services) and enhancements to our existing solutions;

●	adapting to emerging and evolving industry standards, technological developments by our competitors and customers and changing regulatory requirements;

●	interoperating effectively with existing or newly-introduced technologies, systems or applications of our existing and prospective customers;

●	resolving defects, errors or failures in the Near Platform or other solutions;

●	extending our solutions to new and evolving operating systems and hardware products; and

●	managing new solutions, product suites and service strategies for the markets in which we operate.

If we are not successful in managing these risks and challenges, or if the Near Platform or products and solutions (including any upgrades thereto) are not technologically competitive or do not achieve market acceptance, our business, financial condition, and results of operations could be adversely affected.

Adverse or weakened general economic and market conditions may reduce spending on technology and information, which could harm our revenue, results of operations, and cash flows.

Our revenue, results of operations, and cash flows depend on the overall demand for and use of technology and information, which depends in part on the amount of spending allocated by our customers or potential customers on technology and information. This spending depends on worldwide economic and geopolitical conditions. The U.S. and other key international economies have experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, inflation, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, bankruptcies, pandemics such as COVID-19, and overall economic uncertainty. These economic conditions can arise suddenly, and the full impact of such conditions often remains uncertain. In addition, geopolitical developments, such as potential trade wars, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Further actions or inactions of the U.S. or other major national governments, including the war in Ukraine, or other global developments may also impact economic conditions, which could result in financial market disruptions or an economic downturn.

Concerns about the systemic impact of a recession (in the United States or globally), energy costs, geopolitical issues, or the availability and cost of credit could lead to increased market volatility, decreased consumer confidence, and diminished growth expectations in the U.S. economy and abroad, which in turn could affect the rate of information technology spending and could adversely affect our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect attrition rates, all of which could adversely affect our future sales and operating results. Some of our users may view a subscription to our platform as a discretionary purchase, and our paying users may reduce their discretionary spending, including spending on our platform, during an economic downturn. In particular, spending patterns of businesses are difficult to predict and are sensitive to the general economic climate, the economic outlook specific to businesses, the then-current level of profitability experienced by businesses and overall consumer confidence. In addition, weak economic conditions can result in customers seeking to utilize lower-cost information that may be available from alternative sources. Prolonged economic slowdowns may result in requests to renegotiate existing contracts on less advantageous terms to us than those currently in place, payment defaults on existing contracts, or non-renewal at the end of a contract term.

During weak economic times, there is an increased risk that one or more of our paying customers will file for bankruptcy protection, which may harm our revenue, profitability, and results of operations. We also face risk from international paying customers that file for bankruptcy protection in foreign jurisdictions, particularly given that the application of foreign bankruptcy laws may be more difficult to predict. In addition, we may determine that the cost of pursuing any creditor claim outweighs the recovery potential of such claim. As a result, weak economic times could harm our business, revenue, results of operations, cash flows, and financial condition.

Our product offerings are also concentrated by varying degrees across different industries, particularly tourism, real estate, restaurants, and retail industries, the decline in any of which could harm our business, revenue, results of operations, cash flows, and financial condition. Our customer base suffers when financial markets experience volatility, illiquidity, and disruption, which has occurred in the past and may reoccur, and the potential for increased and continuing disruptions going forward present considerable risks to our business and revenue.

Our business will be subject to the risks of natural catastrophic events and to interruption by man-made problems such as power disruptions or terrorism.

A significant natural disaster, such as an earthquake, a fire, a flood, or significant power outage could have a material adverse impact on our business, results of operations and financial condition. Natural disasters could affect our personnel, supply chain, or logistics providers’ ability to provide materials and perform services. In addition, climate change could result in an increase in the frequency or severity of natural disasters. In the event that our infrastructure, or the information technology systems, supply chain or logistics of our service providers, are hindered by any of the events discussed above, the results could be missed financial targets, such as revenue, for a particular quarter. Likewise, we could be subject to other man-made problems, including but not limited to power disruptions and terrorist acts.

Negative publicity and public perception about the data analytics and digital marketing industry could adversely affect our business and operating results.

With the growth of online advertising and e-commerce, there is increasing awareness and concern among the general public, privacy advocates, mainstream media, governmental bodies and others regarding marketing, advertising, and data privacy matters, particularly as they relate to individual privacy interests and the global reach of the online marketplace. Any unfavorable publicity or negative public perception about us, our industry, including our competitors, or even other data focused industries can affect our business and results of operations, and may lead to digital publishers changing their business practices or additional regulatory scrutiny or lawmaking that affects us or our industry. For example, in recent years, consumer advocates, mainstream media and elected officials have increasingly and publicly criticized the marketing industry for its collection, storage and use of personal data. The negative public attention Facebook faced following revelations about Cambridge Analytica’s use of data led Facebook to change how it delivers targeted advertising. Additional public scrutiny may lead to general distrust of our industry, consumer reluctance to share and permit use of personal data and increased consumer opt-out rates, any of which could negatively influence, change or reduce our current and prospective clients’ demand for our products and services and adversely affect our business and operating results.

The estimates of market opportunity and forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity estimates and growth forecasts, including those we have generated ourselves, are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. Such information concerning the market and the industry in which we compete, including our market positions, general expectations of market opportunities and market sizes, are based on information from various third-party sources, internal data and estimates, and assumptions made by us based on such sources and our knowledge of the market. Internal data and estimates are based upon information obtained from trade and business organizations and other contacts in the market in which we operate and our management’s understanding of industry conditions. This information and any estimates provided herein involve numerous assumptions and limitations. Third-party sources generally state that their information has been obtained from sources believed to be reliable. There can be no assurance as to the accuracy or completeness of such information. Industry and market data could be wrong because of the method by which sources obtained their data and because information cannot always be verified with complete certainty due to the limits on the availability and reliability of raw data, the voluntary nature of the data gathering process and other limitations and uncertainties. We do not know all of the assumptions regarding general economic conditions or growth that were used in preparing the forecasts from the sources relied upon or cited by us. While we assume responsibility for the accuracy and completeness of the projections and forecasts to the extent included herein, you are cautioned not to place undue reliance on the projections, as the projections may be materially different than actual results.

If we are not able to maintain and enhance our brand and our reputation as a global leader in privacy-led data intelligence, our business and results of operations may be adversely affected.

We believe that maintaining and enhancing our brand and our reputation as a global leader in privacy-led data intelligence products and solutions is critical to our relationship with existing customers and our channel partners and our ability to attract new customers and channel partners. The successful promotion of our brand will depend on a number of factors, including our marketing efforts, our ability to continue to develop and enhance the Near Platform and our ability to successfully differentiate the Near Platform from competitive data intelligence solutions. Although we believe it is important for our growth, our brand promotion activities may not be successful or yield increased revenue.

In addition, independent industry or financial analysts and research firms often test our products and solutions and provide reviews of the Near Platform, as well as the products of our competitors, and the perception of the Near Platform in the marketplace may be significantly influenced by these reviews. If these reviews are negative, or less positive as compared to those of our competitors’ products, our brand may be adversely affected. Our products and solutions may fail to detect or prevent threats in any particular test for a number of reasons that may or may not be related to the efficacy of our products and solutions in real world environments. To the extent potential customers, industry analysts or testing firms believe that the occurrence of a failure to detect or prevent any particular threat is a flaw or indicates that our products and solutions or services do not provide significant value, we may lose customers, and our reputation, financial condition and business would be harmed. Additionally, the performance of our channel partners may affect our brand and reputation if customers do not have a positive experience with these partners. In addition, we have in the past worked, and continue to work, with high profile customers as well as assist in analyzing and remediating high profile cyberattacks. Our work with such customers has exposed us to publicity and media coverage. Negative publicity about us, including about our management, the efficacy and reliability of our platform, our products offerings, our professional services, and the customers we work with, even if inaccurate, could adversely affect our reputation and brand.

We may not be able to obtain and maintain accurate, comprehensive, or reliable data, because data suppliers may withdraw data that we have previously collected or withhold data from us in the future or we fail to maintain and improve our methods and technologies, or anticipate new methods or technologies, for data collection, organization, and cleansing. As a result, we may experience reduced demand for our products and services and loss of customer confidence.

Our success depends on our clients’ confidence in the depth, breadth, and accuracy of our data. The task of establishing and maintaining accurate data is challenging and expensive. The depth, breadth, and accuracy of our data differentiates us from our competitors. If our data, including the data we obtain from third parties and our data extraction, cleaning, and insights, are not current, accurate, comprehensive, or reliable, it would increase the likelihood of negative customer experiences, which in turn would reduce the likelihood of customers renewing or upgrading their subscriptions and harm our reputation, making it more difficult to obtain new customers. In addition, if we are no longer able to maintain our high level of accuracy, we may face a backlash by our customers which could have an adverse effect on our business, results of operations, and financial condition.

We operate in a highly competitive and rapidly changing industry. New products and pricing strategies introduced by these competitors could threaten our market share or pressure us to lower our prices potentially reducing our revenues and operating margin.

Current or future competitors may seek to develop new methods and technologies for more efficiently gathering, cataloging, or updating business information, which could allow a competitor to create a product comparable or superior to ours, or that takes substantial market share from us, or that creates or maintains a data lake at a lower cost than we experience. We can expect continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering, data predicting, and other database technologies and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to gather and process our data. Our future success will depend, in part, upon our ability to:

●	intentionally develop and implement new and competitive technologies;

●	use leading third-party technologies effectively; and

●	respond to advances in data collection, cataloging, and updating.

If we fail to respond to changes in data technology, competitors may be able to develop products and services that will take market share from us, and the demand for our products and services, the delivery of our products and services or our market reputation could be adversely affected.

Failure to keep up with fast changing technologies and introduce new features, capabilities, and enhancements may render our products and services less competitive and obsolete, which could result in decreased revenues and results of operations.

To remain competitive, we must continue to develop new features, integrations, and capabilities to our products and services. This is particularly true as we further expand and diversify our capabilities to address additional applications and markets. Maintaining adequate research and development resources, such as the appropriate personnel and development technology, to meet the demands of the market is essential. If we are unable to develop features, integrations, and capabilities internally due to certain constraints, such as employee turnover, lack of management ability, or a lack of other research and development resources, our business may be harmed.

Moreover, research and development projects can be technically challenging and expensive. The nature of these research and development cycles may cause us to experience delays between the time we incur expenses associated with research and development and the time we are able to offer compelling features, integrations, capabilities, and enhancements and generate revenue, if any, from such investment. Anticipated demand for a feature, integration, capability, or enhancement we are developing could decrease after the development cycle has commenced, and we would nonetheless be unable to avoid substantial costs associated with the development of any such feature, integration, capability, or enhancement. Additionally, we may experience difficulties with software development, design, or marketing that could affect the length of these research and development cycles that could further delay or prevent our development, introduction, or implementation of features, integrations, capabilities, and enhancements. If we expend a significant amount of resources on research and development and our efforts do not lead to the successful introduction or improvement of features, integrations, and capabilities that are competitive, it could harm our business, results of operations, and financial condition.

Further, our competitors may expend more on their respective research and development programs or may be acquired by larger companies that would allocate greater resources to our competitors’ research and development programs or our competitors may be more efficient in their research and development activities. Our failure to maintain adequate research and development resources or to compete effectively with the research and development programs of our competitors would give an advantage to such competitors and may harm our business, results of operations, and financial condition.

The failure to attract, recruit, onboard and retain highly talented personnel could hinder our ability to successfully execute our business strategy, which could have a material adverse effect on our financial position and operating results.

Our growth strategy and future success depends in large part on our ability to attract, recruit, onboard, motivate and retain technical, client services, sales, consulting, research and development, marketing, administrative and management personnel. The complexity of our products, processing functionality, software systems and services requires highly trained professionals. While we presently have a sophisticated, dedicated and experienced team of executives and associates who have a deep understanding of our business, the labor market for these individuals has historically been very competitive due to the limited number of people available with the necessary technical skills and understanding. As our industry continues to become more technologically advanced, we anticipate increased competition for qualified personnel. We may incur significant costs to attract and retain highly trained personnel and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them, and our succession plans may be insufficient to ensure business continuity if we are unable to retain key personnel. The loss or prolonged absence of the services of highly trained personnel like our current team of executives and associates, or the inability to recruit, attract, onboard and retain additional, qualified associates, could have a material adverse effect on our business, financial position or operating results.

If we fail to maintain adequate operational and financial resources, particularly if we continue to grow rapidly, we may be unable to execute our business plan or maintain high levels of service and customer satisfaction.

We have experienced, and expect to continue to experience, rapid growth, which has placed, and may continue to place, significant demands on our management and our operational and financial resources. We have more than five offices across the globe and we have also experienced significant growth in sales and in the amount of data in our databases. In addition, our organizational structure is becoming more complex as we scale our operational, financial, and management controls, as well as our reporting systems and procedures, and expand internationally. As we continue to grow, we face challenges of integrating, developing, training, and motivating a rapidly growing employee base in our various offices around the world and maintaining our company culture across multiple offices. Certain members of our management have not previously worked together for an extended period of time, and none of the members of our management team have prior experience managing a public company, which may affect how they manage our growth. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products and services may suffer, which could negatively affect our brand and reputation and harm our ability to attract users, employees, and organizations.

To manage growth in our operations and personnel, we will need to continue to grow and improve our operational, financial, and management controls and our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas. Our expansion has placed, and our expected future growth will continue to place, a significant strain on our management, customer experience, research and development, sales and marketing, administrative, financial, and other resources.

We anticipate that significant additional investments will be required to scale our operations and increase productivity, to address the needs of our customers, to further develop and enhance our products and services, to expand into new geographic areas and to scale with our overall growth. If additional investments are required due to significant growth, this will increase our cost base, which will make it more difficult for us to offset any future revenue shortfalls by reducing expenses in the short term.

In addition, as we expand our business, it is important that we continue to maintain a high level of customer service and satisfaction. As our sales continue to grow, we will need to expand our account management, customer service and other personnel, which will require more complex management and systems. If we are not able to continue to provide high levels of customer service, our reputation, as well as our business, results of operations, and financial condition, could be harmed.

Failure to effectively expand our sales capabilities could harm our ability to bring on new customers at the rate we anticipate.

The rate at which we can acquire new customers will depend to a significant extent on our ability to expand our sales operations. We plan to continue expanding our sales force, and that will require us to invest significant financial and other resources to train and grow our sales force, in order to complement our go-to-market approach. Our business will be harmed if our efforts do not generate a corresponding increase in revenue. We may not achieve anticipated revenue growth from expanding our sales force if we are unable to hire and develop talented sales personnel, if our new sales personnel are unable to achieve desired productivity levels in a reasonable period of time, or if we are unable to retain our existing sales personnel. We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of sales personnel to support our growth.

We have built a highly entrepreneurial, performance-driven, collegial, and socially responsible culture. If we cannot maintain our culture as we grow, we could lose the innovation, teamwork, passion and focus on execution that we believe is key to our success, and our business may be negatively impacted.

We believe that a critical component to our success has been our company culture, which is based on transparency and personal autonomy. We have invested substantial time and resources in building our team within this company culture. Any failure to preserve our culture could negatively affect our ability to retain and recruit personnel and to proactively focus on and pursue our corporate objectives. The COVID-19 pandemic has resulted in unique challenges to this objective by forcing large numbers of our employees to work remotely while facing unique personal and professional challenges in doing so. If we fail to maintain our company culture, our business may be adversely impacted.

If we fail to maintain and improve our methods and technologies, or anticipate new methods or technologies, for data collection, organization, and cleansing, competing products and services could surpass ours in depth, breadth, or accuracy of our data or in other respects.

Current or future competitors may seek to develop new methods and technologies for more efficiently gathering, cataloging, or updating business information, which could allow a competitor to create a product comparable or superior to ours, or that takes substantial market share from us, or that creates or maintains a data lake at a lower cost that we experience. We can expect continuous improvements in computer hardware, network operating systems, programming tools, programming languages, operating systems, data matching, data filtering, data predicting, and other database technologies and the use of the internet. These improvements, as well as changes in customer preferences or regulatory requirements, may require changes in the technology used to gather and process our data. Our future success will depend, in part, upon our ability to:

●	internally develop and implement new and competitive technologies;

●	use leading third-party technologies effectively; and

●	respond to advances in data collection, cataloging, and updating.

If we fail to respond to changes in data technology competitors may be able to develop products and services that will take market share from us, and the demand for our products and services, the delivery of our products and services, or our market reputation could be adversely affected.

Failure to adequately expand our customer interfacing resources, deploy effective sales and marketing strategies, and offer high-quality product support and customer experience, may adversely affect our reputation, relationships with existing customers, and ability to achieve broader market acceptance, which could constrain our revenue growth.

Our ability to increase our customer base and achieve broader market acceptance of our products will depend, in part, on our ability to effectively organize, focus, and train our sales and marketing personnel. If we are unable to increase adoption of the Near Platform by new and existing customers, especially enterprise customers, our business, financial condition, and results of operations may be materially adversely affected.

Our efforts to develop and expand our sales and marketing capabilities will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We may not achieve anticipated revenue growth from expanding our sales and marketing capabilities, and our business, financial condition, results of operations, and growth prospects may be materially adversely affected, if we are unable to hire, develop, integrate, and retain talented and effective sales personnel and global systems integrators, consultancies, and digital agencies; if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time; or if our sales and marketing programs are not effective.

If our marketing strategies are not effective in attracting new and retaining existing customers, our business and ability to grow our revenues would be harmed.

We rely on our marketing strategies, consisting of a combination of online and offline marketing programs such as online advertising, public relations, social media, user conferences, educational white papers and webinars, product demos, workshops, roundtables, and customer case studies, self-service option, and other inbound lead generation and outbound sales strategies, to drive our sales and revenue. These strategies may not continue to generate the level of sales necessary to increase our revenue. If our outbound sales efforts are unsuccessful at attracting and retaining new and existing customers, we may be unable to grow our market share and revenue. If our customer base does not continue to grow through word-of-mouth marketing and viral adoption or outbound sales efforts, we may be required to incur significantly higher sales and marketing expenses in order to acquire new subscribers, which could materially adversely affect our business and results of operations. In addition, high levels of customer satisfaction and market adoption are central to our marketing model. Any decrease in our customers’ satisfaction with our products, including as a result of actions outside of our control, could harm word-of-mouth referrals and our brand.

Additionally, many customers never convert from our proof of concept contract and discontinue the relationship after initial trials. Further, we often depend on individuals within an organization being able to convince decision-makers within their organization to upgrade to a subscription. Many of these organizations have complex and multi-layered purchasing requirements. To the extent that these customers do not become enterprise customers, we will not realize the intended benefits of this marketing strategy.

If we fail to offer high-quality customer experience, our business and reputation will suffer.

Numerous factors may impact a customer’s experience, which may in turn impact the likelihood of such customer renewing or upgrading its subscription. These factors include the usability of the platform, the depth, breadth, and accuracy of the data, the adequacy of our product documentation, and the quality of our onboarding, training, account management, and customer technical and research support functions. Our sales have grown rapidly, and the continued growth that we anticipate will put additional pressure on our customer experience programs. It may be difficult for us to identify, recruit, train, and manage enough people with enough skill and talent in each area of the customer experience to adequately scale those functions to match the growth of our customer base. In addition, larger enterprise customers and customers with larger contracts are more demanding of our customer success programs. If we add more large enterprise customers and increase the annual contract value of existing subscriptions, we may need to devote even more resources to such programs, and we may find it difficult to effectively scale those programs. If we do not adequately scale our customer experience operations to meet our sales demand, or otherwise fail to provide an overall high-quality customer experience, fewer customers could renew or upgrade their subscriptions, and our reputation could suffer, negatively impacting our ability to acquire new customers, which would harm our business, results of operations, and financial condition.

In addition, customers from time to time rely upon our customer technical and research support teams to resolve technical and data accuracy issues relating to our products and services. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for support services. Increased customer demand for these services, without corresponding revenue, could increase costs and adversely affect our reputation and operating results.

Any failure to offer high-quality product support may adversely affect our relationships with our customers, our reputation, and our business, financial condition, and results of operations.

In using the Near Platform, our customers depend on our product support team to resolve complex technical and operational issues. We may be unable to respond quickly enough to accommodate short-, medium-, and long-term increases in customer demand for product support. We also may be unable to modify the nature, scope, and delivery of our product support to compete with changes in product support services provided by our competitors. Increased customer demand for product support, without corresponding revenue, could increase costs and materially adversely affect our results of operations. Our sales are highly dependent on our business reputation and on positive recommendations from our existing customers. Any failure to maintain high-quality product support, or a market perception that we do not maintain high-quality product support, could materially adversely affect our reputation, our ability to sell the Near Platform to existing and prospective customers, our business, financial condition and results of operations.

Any significant IT systems-related failures, interruptions or security breaches or any undetected errors or design faults in IT systems could result in limited capacity, reduced demand, processing delays, privacy risks and loss of customers.

We rely on IT systems to provide customers with access to the Near Platform. If we are unable to maintain and improve our IT systems and infrastructure, this may result in system interruptions, errors and slowdowns. In the event of system interruptions, slow delivery times, prolonged or frequent service outages or insufficient capacity that impedes us from efficiently providing services to customers, we may lose customers and revenue or incur liabilities. Further, errors, bugs, vulnerabilities, design defects, or technical limitations within our IT Systems may lead to negative experiences for our customers, compromised ability to perform services in a manner consistent with our terms, contracts or policies, delayed product introductions or enhancements, compromised ability to protect the data and/or intellectual property of our users, other clients, employees and business partners, or reductions in our ability to provide some or all of our services. Our IT systems are vulnerable to damage, interruption or fraudulent activity from various causes, any of which could have a material adverse impact on our business, financial condition or results from operations, which causes may include:

●	power losses, computer systems defects or failure, errors, bugs or vulnerabilities, computer viruses and other contaminants, internet and telecommunications or data network failures, losses and corruption of data and similar events;

●	operator error, penetration by individuals seeking to disrupt operations, misappropriate information or perpetrate fraudulent activity and other physical or electronic breaches of security;

●	the failure of third party software, systems or services that we rely upon to maintain our own operations; and

●	lack of cloud computing capabilities and other technical limitations; and natural disasters, fires, pandemics, wars and acts of terrorism.

We may not have inadequate insurance coverage or insurance limits to compensate for losses from a major IT interruption, and remediation may be costly and have a material adverse effect on our operating results and financial condition. Any extended interruption or degradation in our IT systems could significantly curtail our ability to conduct our business and generate revenue.

Our customers or unauthorized parties could use our products and services in a manner that is contrary to our values or applicable law, which could harm our relationships with consumers, customers, or employees or expose us to litigation or harm our reputation.

Because our data includes millions of data points, our platform and data could be misused by customers, or by parties who have obtained access to our data for purposes that we would not permit, such as for policing, healthcare, or other unapproved use cases. Our customers could use our products or services for purposes beyond the scope of their contractual terms or applicable laws or regulations. In addition, third parties could gain access to our data or our platform through our customers or through malfeasance or cyber-attacks and use our platform and data for purposes other than its intended purpose or to create products that compete with our platform. Our customers’ or third parties’ misuse of our data, inconsistent with its permitted use, could result in reputational damage, adversely affect our ability to attract new customers and cause existing customers to reduce or discontinue the use of our platform, any of which could harm our business and operating results and impose legal liabilities.

Our brand may be negatively affected by the actions of persons using our platform that are hostile or inappropriate, by the actions of individuals acting under false or inauthentic identities, by the use of our products or services to disseminate information that is misleading (or intended to manipulate opinions), by perceived or actual efforts by governments to obtain access to user information for security-related purposes or to censor certain content on our platform or by the use of our products or services for illicit, objectionable, or illegal ends. Further, we may fail to respond expeditiously or appropriately to the sharing of our platform and data outside of the terms of a customers’ subscription and the use of our data and insights for purposes other than for sales and marketing, or to otherwise address customer and individual concerns, which could erode confidence in our business.

In July 2022, we received an inquiry from certain Members of the United States House of Representatives regarding how the company would respond to the Supreme Court’s Dobbs decision regarding reproductive healthcare. Specifically, Members of Congress have written to a number of data analytics companies regarding concerns that the companies’ services could provide information regarding reproductive healthcare procedures that could be shared with government officials. We communicated to the Members that the company does not allow the use of its data for law enforcement or healthcare purposes, including the disclosure of reproductive rights information. We have not received any additional requests for information from Congress since our reply.

We have significant customer concentration, with a limited number of customers accounting for a substantial portion of our revenues. Failure to attract, grow and retain a diverse and balanced customer base could harm our business and operating results.

We have a limited number of customers that account for a substantial portion of our revenues, which carries risks. One of our customers, MobileFuse, LLC, accounted for approximately 28.5% and 31.1% of our revenues for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, Intermarché Alimentaire International accounted for approximately 22.1% and 23.8% of our revenue, respectively. MobileFuse, LLC accounted for approximately 30.0% of our revenues for each of the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, Intermarché Alimentaire International accounted for approximately 16.1% of our revenue. It is not possible for us to predict the level of demand that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers could also potentially pressure us to reduce the prices we charge, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our large customers terminates their relationship with us or materially reduces the services they acquire from us, such termination or reduction could negatively affect our revenues and results of operations.

Our ability to attract, grow and retain a diverse and balanced customer base may affect our ability to maximize our revenues. Our ability to attract customers depends on a variety of factors, including our product offerings. If we are unable to develop or improve our product offerings, we may fail to develop, grow and retain a diverse and balanced customer base, which would adversely affect our business, financial condition and results of operations.

We may be unable to build and maintain successful relationships with our channel partners or such channel partners may fail to perform, which could materially adversely affect our business, financial condition, results of operations, and growth prospects.

We employ a go-to-market business model whereby a portion of our revenue is generated by sales through our channel partners, such as independent marketing agencies and resellers, that further expand the reach of our direct sales force into additional geographies, sectors, and industries. In particular, we have entered, and intend to continue to enter, into strategic sales distributor and reseller relationships in certain international markets where we do not have a local presence. We provide certain of our channel partners with specific training and programs to assist them in selling access to our products, but there can be no assurance that these steps will be effective. In addition, if our channel partners are unsuccessful in marketing and selling access to the Near Platform, it would limit our expansion into certain geographies, sectors, and industries. Additionally, if we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell access to the Near Platform to customers. Our largest customer, MobileFuse, LLC, is a channel partner that represented approximately 28.5% and 31.1% of our revenue for the three months ended March 31, 2023 and 2022, respectively. Pursuant to the Channel Partner Agreement, MobileFuse was appointed as a supplier for Near’s Allspark advertising product. On January 1, 2023, Near North America, Inc., a wholly owned subsidiary of Near, and MobileFuse entered into a superseding Near Platform Usage Agreement (the “New MobileFuse Agreement”). As part of the New MobileFuse Agreement, MobileFuse agreed to share with Near a minimum level of MobileFuse’s revenues through the use of Near’s products. MobileFuse also agreed to pay Near annnual minimum fees as well as mutually agreed rates for access to and use of the Allspark platform and running advertising campaigns. The fees may only be changed or increased during the term with the written consent of both parties to the New MobileFuse Agreement. The New MobileFuse Agreement and the terms of use are valid for a period of two years from January 1, 2023 and will automatically renew for successive period of one year each unless either party provides the other party with written notice of at least 180 days prior to the expiration of the initial term or renewal term. Near and this channel partner are discussing renewal of the agreement.

In order to increase our sales to new and existing customers, we must expand our sales and marketing operations, including our sales force, and continue to dedicate significant resources to inbound sales and marketing programs, both domestically and internationally. Our ability to increase our customer base and achieve broader market acceptance of our products will depend, in part, on our ability to effectively organize, focus, and train our sales and marketing personnel. If we are unable to increase adoption of the Near Platform by new and existing customers, especially enterprise customers, our business, financial condition, and results of operations may be materially adversely affected. For the years ended December 31, 2022 and 2021, the contribution of revenue from channel partners represented 36.25% and 41.04%, respectively, of our revenues.

Some of these partners may also market, sell, and support offerings that are competitive with ours, may devote more resources to the marketing, sales, and support of such competitive offerings, may have incentives to promote our competitors’ offerings to the detriment of our own, or may cease selling access to the Near Platform altogether. Our channel partners could subject us to lawsuits, potential liability, and reputational harm if, for example, any of our channel partners misrepresents the functionality of our products to customers or violates laws or our or their corporate policies. Our ability to achieve revenue growth in the future will depend, in part, on our success in maintaining successful relationships with our channel partners, identifying additional channel partners, including in new markets, and training our channel partners to independently sell access to our platform. If our channel partners are unsuccessful in selling our products, or if we are unable to enter into arrangements with or retain a sufficient number of high-quality channel partners in each of the regions in which we sell access to our products and keep them motivated to sell our solutions, our business, financial condition, results of operations, and growth prospects could be adversely affected.

Our efforts to develop and expand our sales and marketing capabilities will require us to invest significant financial and other resources, including in industries and sales channels in which we have limited experience to date. We may not achieve anticipated revenue growth from expanding our sales and marketing capabilities, and our business, financial condition, results of operations, and growth prospects may be materially adversely affected, if we are unable to hire, develop, integrate, and retain talented and effective sales personnel and global systems integrators, consultancies, and digital agencies; if our new and existing sales personnel are unable to achieve desired productivity levels in a reasonable period of time; or if our sales and marketing programs are not effective.

Cyber-attacks and security vulnerabilities could result in serious harm to our reputation, business, and financial condition.

Threats to network and data security are constantly evolving and becoming increasingly diverse and sophisticated. Our products and services, as well as our servers and computer systems and those of third parties that we rely on in our operations could be vulnerable to cybersecurity risks. As such, we may be subject to risks inherent to companies that process personal data. An increasing number of organizations have disclosed breaches of their information security systems, some of which have involved sophisticated and highly targeted attacks.

We employ multiple methods at different layers of our systems to defend against intrusion and attack, to protect our systems and to resolve and mitigate the impact of any incidents. Despite our efforts to keep our systems secure and to remedy identified vulnerabilities, we have been subject to cyberattacks that resulted in immaterial compromises or breaches of our systems, and in the future could be subject to additional attacks that result in significant compromises or breaches of our systems. Any such future attacks and ensuing compromises or breaches could result in substantial liability, regulatory action, financial penalties and reputational harm. Third parties have attempted and will continue to attempt to gain unauthorized access to our systems or facilities through various means, including hacking into our systems or facilities, or those of our customers or vendors, or attempting to fraudulently induce our employees, customers, vendors or other users of our systems into disclosing sensitive information, which may in turn be used to access our IT systems. Our cybersecurity programs and efforts to protect our systems and data, and to prevent, detect and respond to data security incidents, may not prevent these threats or provide adequate security. Further, we may be subject to additional liability risks associated with data security breaches or other incidents by virtue of the private right of action granted to individuals under certain data privacy laws for actions arising from certain data security incidents.

We may experience breaches of our security measures due to human error, malfeasance, system errors or vulnerabilities, or other irregularities. Actual or perceived breaches of our security could subject us to regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations and other liabilities. Any such incident could also materially damage our reputation and harm our business, results of operations and financial condition. We maintain errors, omissions, and cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all.

Interruptions or delays in services from third parties, including data center hosting facilities, internet infrastructure, cloud computing platform providers, and other hardware and software vendors, or our inability to adequately plan for and manage service interruptions or infrastructure capacity requirements, could impair the delivery of our services and harm our business.

We currently serve our customers through the use of third-party data center hosting facilities and cloud computing platform providers. Damage to, or failure of, these systems, or systems upon which they depend, such as internet infrastructure, could result in interruptions in our services. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. Interruptions in our services may cause us to issue credits to customers, cause customers to make warranty or other claims against us or to terminate their subscriptions, or adversely affect our customer renewal and upgrade performance and our ability to attract new customers, all of which would reduce our revenue. Our business would also be harmed if our customers and potential customers believe our services are unreliable.

We do not control the operation of third-party facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit, or delay operation. The occurrence of a natural disaster, pandemics (such as COVID-19) or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our services.

Additionally, these hardware, software, data, and cloud computing systems may not continue to be available at reasonable prices, on commercially reasonable terms, or at all. Any loss of the right to use any of these hardware, software, or cloud computing systems could significantly increase our expenses and otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license, and integrated into our services.

We substantially rely upon Amazon Web Services to operate our platform, and any disruption of or interference with our use of Amazon Web Services would adversely affect our business, results of operations and financial condition.

We outsource a substantial majority of our cloud infrastructure to AWS, which hosts our products and the Near Platform. Our customers need to be able to access the Near Platform at any time, without interruption or degradation of performance. AWS runs its own platform that we access, and we are, therefore, vulnerable to service interruptions at AWS. We have experienced, and expect that in the future we may experience, interruptions, delays and outages in service and availability due to a variety of factors, including infrastructure changes, human or software errors, website hosting disruptions and capacity constraints. Capacity constraints could be due to a number of potential causes, including technical failures, natural disasters, pandemics such as COVID-19, fraud or security attacks. In addition, if our security, or that of AWS, is compromised, or our products or platform are unavailable or our users are unable to use our products within a reasonable amount of time or at all, then our business, results of operations and financial condition could be adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within a period of time acceptable to our customers. It may become increasingly difficult to maintain and improve our platform performance, especially during peak usage times, as our products become more complex and the usage of our products increases. To the extent that we do not effectively address capacity constraints, either through AWS or alternative providers of cloud infrastructure, our business, results of operations and financial condition may be adversely affected. In addition, any changes in service levels from AWS may adversely affect our ability to meet our customers’ requirements, result in negative publicity which could harm our reputation and brand and may adversely affect the usage of our platform.

The substantial majority of the services we use from AWS are for cloud-based server capacity and, to a lesser extent, storage and other optimization offerings. AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. We access AWS infrastructure through standard IP connectivity. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement for cause upon notice and upon our failure to cure a breach within 30 days from the date of such notification and may, in some cases, suspend the agreement immediately for cause upon notice. Although we expect that we could receive similar services from other third parties, if any of our arrangements with AWS are terminated, we could experience interruptions on our platform and in our ability to make our products available to customers, as well as delays and additional expenses in arranging alternative cloud infrastructure services.

We provide service level commitments under some of our customer contracts. If we fail to meet these contractual commitments, we could be obligated to provide credits for future service and our business could suffer.

Certain of our customer agreements contain service level commitments, which contain specifications regarding the availability and performance of our platform. Any failure of or disruption to our infrastructure could impact the performance of our platform and the availability of products and services to customers. If we are unable to meet our stated service level commitments or if we suffer extended periods of poor performance or unavailability of our platform, we may be contractually obligated to provide affected customers with service credits for future subscriptions, refunds, and in certain cases, the right to cancel their subscription. Our revenue, other results of operations and financial condition could be harmed if we suffer performance issues or downtime that exceeds the service level commitments under our agreements with our customers.

The COVID-19 pandemic or similar outbreaks could have an adverse impact on our business and operations, and the markets and communities in which we, our partners and customers operate, and the impact of the pandemic is difficult to assess or predict.

The continued impact and ultimate duration of the COVID-19 pandemic (including any new strains or mutations) on the global economy and our business are difficult to assess or predict. Actual and potential impacts include:

●	Our customer prospects and our existing customers may experience slowdowns in their businesses, which in turn may result in reduced demand for the Near Platform, lengthening of sales cycles, loss of customers, and difficulties in collections.

●	Our employees are working from home significantly more frequently than they have historically, which may result in decreased employee productivity and morale with increased unwanted employee attrition.

●	We may continue to experience disruptions to our growth planning, such as for facilities and international expansion.

●	We are incurring costs in returning to work from our facilities around the world, including changes to the workplace, such as space planning, food service, and amenities.

●	We may be subject to legal liability for safe workplace claims.

●	Our critical vendors could go out of business.

●	We may be required to continue to conduct or from time to time return to conducting our business on a fully virtual basis, as opposed to the mix of virtual and in-person interactions with customers and partners that our marketing, sales, professional services, and support organizations were accustomed to prior to the COVID-19 pandemic.

As global economic conditions improve, business activity may not recover as quickly as anticipated. Conditions may vary between countries and regions and will be subject to the effectiveness of government policies, vaccine administration rates, and other factors that may not be foreseeable. It is not possible at this time to predict the duration and extent of the impact that COVID-19 could have on worldwide economic activity and our business in particular. In addition, as stay-at-home orders and other quarantine and isolation measures are lifted, the amount of time that consumers spend interacting with digital products may normalize or decline, which could slow customer demand for our digital optimization system. Moreover, to the extent the COVID-19 pandemic materially adversely affects our business, financial condition, and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, including, but not limited to, those related to our ability to expand within our existing customer base, acquire new customers, develop and expand our sales and marketing capabilities, and expand internationally.

Legal, Regulatory and Compliance Risks

If the use of data sharing technology is rejected by end users, restricted or otherwise subject to unfavorable regulation, blocked or limited by technical changes on end users’ devices, or our and our clients’ ability to use data on our platform is otherwise restricted, it could materially impact our business.

The Near Platform relies on the use of advertising IDs, pixels and other persistent identifiers, including mobile device identifiers that are provided by mobile operating systems for advertising purposes and tracking purposes to collect data about interactions with users and devices. In addition, the Near Platform utilizes data acquired from third parties to aggregate and create databases of audience segments for advertising purposes.

For in-app advertising, data regarding interactions between users and devices are collected mostly through stable, mobile device identifiers that are built into the device operating system with privacy controls that allow users to express a preference with respect to data collection for advertising purposes, including to disable the identifier. These identifiers and privacy controls are defined by the developers of the mobile platforms and could be changed by the mobile platforms in a way that may negatively impact our business. Privacy aspects of other channels for programmatic advertising, such as CTVs or over-the-top video, are still developing. Technical or policy changes, including regulation or industry self-regulation, could harm our growth in those channels.

As the collection and use of data for digital advertising has received ongoing media attention over the past several years, some government regulators, such as the U.S. Federal Trade Commission, and privacy advocates have raised significant concerns around the use of observed data for advertising. There has been an array of proposed ‘do-not-track’ efforts, suggestions and technologies introduced to address these concerns. However, the future regulatory and self-regulatory landscape is inherently uncertain, and there is not yet a consensus definition of tracking for advertising, nor agreement on what would be covered by one-stop ‘do-not-track’ functionality. There is activity by several major internet browser developers to set the default behavior of their browsers to ‘do-not-track’ functionality, including by Apple Safari and Firefox. It is not clear if other internet browser developers will follow. Substantial increases in the rate and number of people opting out, actively and by default, of various data collection processes when using their internet-connected devices could have a negative impact on our business and the ecosystems in which we operate.

In addition, in the European Union (the “EU”), Directive 2002/58/EC (as amended by Directive 2009/136/EC), commonly referred to as the ePrivacy or Cookie Directive, directs EU member states to ensure that accessing information on an internet user’s computer, such as through a cookie or other similar technologies, is allowed only if the internet user has been informed about such access and given his or her consent. A replacement for the Cookie Directive to complement and bring electronic communication services in line with the General Data Protection Regulation (“GDPR”) and force a harmonized approach across EU member states is currently with the EU Council for a trilogue to decide its final effective date. Like the GDPR, the proposed ePrivacy Regulation has extra-territorial application as it applies to businesses established outside the EU who provide publicly available electronic communications services to, or gather data from the devices of, users that are located in the EU. Though still subject to debate, the proposed ePrivacy Regulation may limit the lawful bases available to process digital data and require “opt-in” consent for advertising purposes. The fines and penalties for breach of the proposed ePrivacy Regulation may be significant. Limitations on the use or effectiveness of cookies, or other limitations on our, or our clients’, ability to collect and use data for advertising, whether imposed by EU member state implementations of the Cookie Directive, by the new ePrivacy Regulation, or otherwise, may impact the performance of our platform. We may be required to, or otherwise may determine that it is advisable to, make significant changes in our business operations and product and services to obtain user opt-in for cookies and use of cookie data, or develop or obtain additional tools and technologies to compensate for a lack of cookie data. We may not be able to make the necessary changes in our business operations and products and services to obtain user opt-in for cookies and use of cookie data, or develop, implement or acquire additional tools that compensate for a lack of cookie data. Moreover, even if we are able to do so, such additional products and tools may be subject to further regulation, time consuming to develop or costly to obtain, and less effective than our current use of cookies.

Finally, Google, the developer of the Chrome browser, has publicly stated that over the next several years it will no longer support the setting of third-party cookies. Apple, the developer of the Safari browser, had previously ceased supporting third-party cookies. Separately, and combined, these actions will have significant impacts on the digital advertising and marketing ecosystems in which we operate and could negatively impact our business. We are currently offering and continuing to develop non-cookie based alternatives that can be used in the global ecosystem.

Failure to comply with current or future federal, state and foreign laws and regulations and industry standards relating to privacy, data protection, cybersecurity and advertising could adversely affect our business, financial condition, results of operations and prospects.

Laws, regulations and industry standards relating to privacy, data protection, cybersecurity and advertising are evolving, growing, and subject to potentially differing interpretations. These requirements may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another or may conflict with other rules or our practices in other jurisdictions. As a result, our practices may not have complied or may not comply in the future with all such laws, regulations, standards, requirements and obligations. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any federal, state or foreign privacy or consumer protection-related laws, regulations, industry self-regulatory principles, industry standards or codes of conduct, regulatory guidance, orders to which we may be subject or other legal obligations relating to privacy or information security could adversely affect our reputation, brand and business, and may result in claims, fines, penalties, investigations, proceedings or actions against us by governmental entities, data protection authorities, customers, suppliers or others, or other liabilities, or may require us to change our operations and/or cease using certain data.

Any such claims, proceedings, investigations or actions could harm our reputation, brand and business, force us to incur significant expenses in defense of such claims, proceedings, investigations or actions, distract our management, increase our costs of doing business, result in a loss of customers or suppliers and result in the imposition of monetary penalties. We may also be contractually required to indemnify and hold harmless third parties from the costs and consequences of non-compliance with any laws, regulations or other legal obligations relating to privacy or consumer protection or any inadvertent or unauthorized use or disclosure of data that we store or handle as part of operating our business.

We are subject to a variety of laws and regulations in the U.S. and abroad that involve matters central to our business, including privacy and data protection. Many of these laws and regulations are still evolving and being tested in courts and could be interpreted or applied in ways that could harm our business, particularly in the new and rapidly evolving industry in which we operate. For example, in June 2018, the State of California enacted the California Consumer Privacy Act of 2018 (the “CCPA”), which came into effect on January 1, 2020. The CCPA requires companies that process personal information relating to California residents to implement additional data security measures, to make new disclosures to consumers about their data collection, use and sharing practices, and allows consumers to opt out of certain data sharing with third parties. In addition, the CCPA provides for civil penalties and allows private lawsuits from California residents in the event of certain data breaches. Additionally, a new ballot initiative, the California Privacy Rights Act, was approved by popular referendum in 2020 to amend the CCPA and impose additional data protection obligations on companies doing business in California. The majority of the provisions became effective January 1, 2023, and additional compliance investment and potential business process changes may still be required. Similar laws have passed in other states, including Connecticut, Colorado, Utah and Virginia, complicating the compliance landscape, and more privacy laws have been proposed in other states and at the federal level. If passed, such laws may have potentially conflicting requirements that would make compliance challenging.

The European Economic Area (comprised of the EU member states and Iceland, Liechtenstein and Norway) and the UK have imposed greater legal and regulatory obligations on companies regarding the processing of personal data. It is difficult to predict how existing laws and regulations will be applied to our business and the new laws and regulations to which we may become subject, and it is possible that they may be interpreted and applied in a manner that is inconsistent with our current operating practices. For example, in July 2020, the Court of Justice of the E.U. invalidated the EU-U.S. Privacy Shield Framework, and created additional considerations and complexities for the use of several other lawful data transfer methods. Existing and proposed laws and regulations can be costly to comply with and can delay or impede the development of new products and services, significantly increase our operating costs, require significant time and attention of management and technical personnel and subject us to inquiries or investigations, claims or other remedies, including fines or demands that we modify or cease existing business practices. For example, administrative fines of up to the greater of €20 million and 4% of our global turnover can be imposed for breaches of the EU GDPR.

Each of these privacy, security and data protection laws and regulations, any other such changes or new laws or regulations could impose significant limitations, require changes to our business, or restrict our use or storage of certain data, which may increase our compliance expenses and make our business more costly or less efficient to conduct. In addition, any such changes could compromise our ability to develop an adequate marketing strategy and pursue our growth strategy effectively.

Any failure to comply with applicable laws or other obligations or any security incident or breach involving the misappropriation, unavailability, corruption, or loss or other unauthorized processing, use or disclosure of sensitive or confidential consumer or other personal information, whether by us, one of our third-party service providers or vendors or another third party, could have adverse effects, including, but not limited to: investigation costs; material fines and penalties; compensatory, special, punitive and statutory damages; litigation; consent orders regarding our privacy, data protection, and security practices; requirements that we provide notices, credit monitoring services and/or credit restoration services or other relevant services to impacted individuals; reputational damage; or injunctive relief. We cannot assure you that our vendors or other third-party service providers with access to our or our customers’ or employees’ personally identifiable and other sensitive or confidential information of which we are responsible will not breach their obligations under privacy laws and regulations or contractual obligations imposed by us, or that they will not experience data security breaches, which could have a corresponding effect on our business, including putting us in breach of our obligations under privacy laws and regulations and/or which could in turn adversely affect our business, results of operations and financial condition. We also cannot assure you that our contractual measures and our own privacy, data protection, and security-related safeguards will protect us from the risks associated with the third-party processing, use, storage and transmission of such information. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our failure to maintain effective internal controls over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP. Under standards established by the Public Company Accounting Oversight Board (“PCAOB”), a deficiency in internal controls over financial reporting exists when the design or operation of a control does not allow management or personnel, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis. The PCAOB defines a material weakness as a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented, or detected and corrected, on a timely basis. The PCAOB defines a significant deficiency as a deficiency, or a combination of deficiencies, in internal controls over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of a registrant’s financial reporting. We cannot assure you that material weaknesses and control deficiencies will not be discovered in the future. Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse effect on our business and could cause investors to lose confidence in our financial statements, which could cause a decline in the price of our Common Stock, and we may be unable to maintain compliance with the Nasdaq listing standards.

Our operations may be adversely affected by sanctions, export controls, and similar measures targeting Russia and other countries and territories as well as other responses to Russia’s military conflict in Ukraine.

The recent geopolitical conflict between Russia and Ukraine has resulted in the U.S. government, EU, the United Kingdom and other countries imposing broad-ranging and coordinated economic sanctions and export control measures against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic, including, among others:

●	a prohibition on doing business with certain Russian companies, large financial institutions, officials and oligarchs;

●	a prohibition on commercial activities in the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic;

●	a commitment by certain countries and the EU to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications (“SWIFT”), the electronic banking network that connects banks globally;

●	a ban on imports of Russian crude oil, liquefied natural gas and coal to the United States;

●	a ban on imports of Russian crude oil and certain refined petroleum products originating in or exported from Russia to the EU, subject to limited exceptions;

●	a ban on new investment in the Russian energy sector; and

●	enhanced export controls and trade sanctions targeting Russia’s importation of certain goods and technology, including restrictive measures on the export and re-export of dual-use goods, stricter licensing policy with respect to issuing export licenses, and increased use of “end-use” controls to block or impose licensing requirements on exports.

Due to the international scope of our operations, the Company is subject to various laws and regulations, including regulations issued by the U.S. Department of Treasury, the U.S. Department of State, the Bureau of Industry and Security (“BIS”) and Office of Foreign Asset Control (“OFAC”), as well as the counterparts of these agencies in foreign countries. The Company actively monitors changes in these regulations as they pertain to the services we provide and their impact on our business, including our business partners and customers.

We routinely screen existing customers and suppliers globally against Specially Designated National/Restricted Persons lists. All new engagements with business partners are screened prior to the beginning of any business relationship. Individuals or entities that become subject to applicable sanctions are immediately blocked from further commercial activity with the Company until confirmed by our legal counsel whether permissible to proceed pursuant to a general or special license or other exemption, or a change in facts.

Furthermore, while we have policies, procedures and internal controls in place designed to ensure compliance with applicable sanctions and trade restrictions, and though the current effects from the Russia-Ukraine conflict have, thus far, not resulted in a material adverse impact to the Company’s financial condition or results of operations, our employees, contractors, and agents may take actions in violation of such policies and applicable law and we could be held ultimately responsible. We rely on our employees to adhere to the policies, procedures and internal controls we have established to maintain compliance with evolving sanctions and export controls. If we are held responsible for a violation of U.S. or other countries’ sanctions laws, we may be subject to various penalties, any of which could have a material adverse effect on our business, financial condition or results of operations.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Additionally, we may receive information requests as these laws, regulations and standards develop. On July 20, 2022, we received an inquiry from the Congress of the United States regarding our treatment of location data and intentions to protect the privacy of individuals seeking to exercise their reproductive rights. Also, on September 22, 2022, the North Carolina Department of Justice inquired on whether we gather information about people who have obtained abortions and if so, whether such information is commercialized. To both inquiries, we responded by explaining that we do not sell or permit the use of our data for healthcare purposes, including any reproductive rights information.

We may potentially be subject to U.S. foreign investment regulations which may impose conditions on or limit certain investors’ ability to purchase our securities, potentially making the securities less attractive to investors. Our future investments in U.S. companies may also be subject to U.S. foreign investment regulations.

The Committee on Foreign Investment in the U.S. (“CFIUS”) is an interagency committee authorized to review certain transactions involving acquisitions and investments in the U.S. by foreign persons in order to determine the effect of such transactions on the national security of the U.S. CFIUS has jurisdiction to review transactions that could result in control of a U.S. business directly or indirectly by a foreign person, certain non-controlling investments that afford the foreign investor non-passive rights in a “TID U.S. business” (defined as a U.S. business that (1) produces, designs, tests, manufactures, fabricates, or develops one or more critical technologies; (2) owns or operates certain critical infrastructure; or (3) collects or maintains directly or indirectly sensitive personal data of U.S. citizens), and certain acquisitions, leases, and concessions involving real estate even with no underlying U.S. business. Certain categories of acquisitions of and investments in a U.S. business also may be subject to a mandatory notification requirement.

CFIUS could choose to review past or proposed transactions involving new or existing foreign investors in us or in the Sponsor, even if a filing with CFIUS is or was not required at the time of the Business Combination or such other transaction. Any review and approval of an investment or transaction by CFIUS may have outsized impacts on transaction certainty, timing, feasibility, and cost, among other things. CFIUS policies and practices are rapidly evolving, and in the event that CFIUS reviews one or more proposed or existing investment by investors, there can be no assurances that such investors will be able to maintain, or proceed with, such investments on terms acceptable to such investors. CFIUS could seek to impose limitations or restrictions on, or prohibit, investments by such investors (including, but not limited to, limits on purchasing our stock, limits on information sharing with such investors, requiring a voting trust, governance modifications, or forced divestiture, among other things).

These restrictions on the ability of foreign persons to invest in us could limit our ability to engage in strategic transactions that could benefit our stockholders, including a change of control, and could also affect the price that an investor may be willing to pay for Near Common Stock or the securities after the Business Combination.

Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could harm our business.

We are currently subject to Section 404 of the Sarbanes-Oxley Act. However, we will be required to provide management’s attestation on internal controls commencing with our annual report for the year ending December 31, 2023 in accordance with applicable SEC guidance. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those previously required of us as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether its internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of its securities.

Risks Related to Ownership of Our Securities

A substantial number of our outstanding shares of Common Stock are subject to lock-up agreements and a significant number of shares of our Common Stock were redeemed in connection with the Business Combination. As a result, we have a relatively small public float and the shares of Common Stock being offered may be less liquid, and the trading price of shares of our Common Stock may be more affected by relatively small volumes of trading than is the case for the common stock of companies with a broader public ownership.

Approximately 38,167,036 shares of our Common Stock that are currently outstanding are subject to lock-up agreements and other restrictions on their transfer. In addition, a significant number of shares of our Common Stock were redeemed in connection with the Business Combination. As a result, we have a relatively small public float. As a small-capitalization company with a relatively small public float, we may experience greater share price volatility, extreme price run-ups, lower trading volume, and less liquidity than large-capitalization companies. In particular, our Common Stock may be subject to rapid and substantial price volatility, low volumes of trades, and large spreads in bid and ask prices. Such volatility, including any stock run-ups, may be unrelated to our actual or expected operating performance and financial condition or prospects, making it difficult for prospective investors to assess the rapidly changing value of our Common Stock.

In addition, if the trading volumes of our Common Stock are low, persons buying or selling in relatively small quantities may easily influence the price of our Common Stock. This low volume of trades could also cause the price of our Common Stock to fluctuate greatly, with large percentage changes in price occurring in any trading day session. Holders of our Common Stock may also not be able to readily liquidate their investment or may be forced to sell at depressed prices due to low volume trading.

We may not meet the continued listing requirements of The Nasdaq Global Market, which could result in a delisting of our Common Stock.

Our Common Stock is listed on Nasdaq. If Nasdaq delists our Common Stock from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability to raise future capital through the sale of our shares or issue our shares as consideration in acquisitions could be severely limited. Additionally, we may not be able to list our Common Stock on another national securities exchange, which could result in our securities being quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and reduced liquidity for the trading of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

The future exercise of registration rights may adversely affect the market price of Common Stock.

Certain of our stockholders have registration rights for restricted securities. In connection with the consummation of the Business Combination, we entered into the A&R Registration Rights Agreement with certain security holders, which provide for “demand” and “piggyback” registration rights for certain stockholders. Sales of a substantial number of our securities pursuant to the resale registration statement in the public market could occur at any time the registration statement remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our securities.

Warrants are exercisable for our securities, which exercises would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

The Warrants to purchase an aggregate of 13,825,000 our Common Stock became exercisable on April 22, 2023. Each Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. Warrants may be exercised only for a whole number of shares of Common Stock.

After giving effect to the exercise of the Warrants, the shares of Common Stock issuable upon such exercise would represent approximately 27.5% of our outstanding Common Stock as of May 9, 2023. In addition, in connection with the consummation of the Business Combination, we assumed (1) warrants granted to Harbert European Specialty Lending Company II S.A.R.L (the “Harbert Warrants”), which are exercisable for an aggregate of 570,736 shares of Common Stock, at per share exercise prices of $4.64, $6.78 and $9.75, in each case, subject to adjustment as set forth in such warrant, and (2) warrants granted to affiliates of Blue Torch, which are exercisable for an aggregate of 1,039,996 shares of Common Stock, with a per share exercise price of $0.001. The Harbert Warrants each include a full ratchet antidilution provision that provides for an adjustment to the exercise price of such warrant should the Company issue Common Stock or equivalents at a price per share that is lower than the then-current exercise price, such that the exercise price will be reduced to match the lower price.

Furthermore, on March 31, 2023, we issued certain warrants to purchase shares of Common Stock at an exercise price of $0.01 per share pursuant to that certain Securities Purchase Agreement, by and among Near and the investors named therein, dated March 31, 2023, which are exercisable immediately and entitle the holders thereof to purchase up to an aggregate of 149,234 shares of Common Stock. If the abovementioned warrants are exercised, it will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

If the abovementioned warrants are exercised, it will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then-outstanding Warrants. As a result, the exercise price of the Warrants could be increased, the exercise period could be shortened and the number of shares of Common Stock purchasable upon exercise of a Public Warrant could be decreased, without the approval of all the Public Warrant holders.

The Public Warrants were issued in registered form under a warrant agreement between CST, as warrant agent, and KludeIn. The warrant agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of the Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least a majority of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock, shorten the exercise period or decrease the number of Shares purchasable upon exercise of a Public Warrant.

There is no guarantee that the Warrants will be in the money at the time they become exercisable, and they may expire worthless.

The exercise price for the Warrants is $11.50 per Warrant. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock, the last reported sales price for which was $2.29 per share on May 9, 2023. If the trading price of our Common Stock is less than $11.50 per share, we believe holders of Warrants will be unlikely to exercise their Warrants. There is no guarantee that the Warrants will be in the money following the time they become exercisable and prior to their expiration, and as such, the Warrants may expire worthless and we may receive no proceeds from the exercise of the Warrants. Therefore, we do not expect to receive cash proceeds from any such exercise so long as the Warrants remain out of the money.

We may redeem the unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holders thereof, thereby making Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the Public Warrants become exercisable and ending on the third trading day prior to the date on which we gives proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable we may not exercise its redemption right if the issuance of shares of Common Stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or it is unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of Common Stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered. Redemption of the outstanding Public Warrants could force the holders (i) to exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell the Public Warrants at the then-current market price when the holder might otherwise wish to hold the Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of the Public Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Insiders or their permitted transferees.

In the event we determine to redeem the Public Warrants, holders of our redeemable Public Warrants would be notified of such redemption as described in our warrant agreement. Specifically, in the event that we elect to redeem all of the redeemable warrants as described above, we will fix a date for the redemption (the “Redemption Date”). Notice of redemption will be mailed by first class mail, postage prepaid, by us not less than 30 days prior to the Redemption Date to the registered holders of the redeemable Public Warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the warrant agreement will be conclusively presumed to have been duly given whether or not the registered holder received such notice. In addition, beneficial owners of the redeemable Public Warrants will be notified of such redemption via our posting of the redemption notice to the Depository Trust Company (“DTC”). The closing price of the Common Stock on May 9, 2023 was $2.29 and has never exceeded the $18.00 threshold that would trigger the right to redeem the Public Warrants.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make Near’s securities less attractive to investors and may make it more difficult to compare Near’s performance to the performance of other public companies.

Near will qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we will be eligible for and intend to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following January 11, 2026, (b) in which our total annual gross revenue is at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of Common Stock may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

The Charter requires, to the fullest extent permitted by law, that derivative actions brought in Near’s name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel, which may have the effect of discouraging lawsuits against our directors, officers, other employees or stockholders.

The Charter requires, to the fullest extent permitted by law, that derivative actions brought in Near’s name, actions against our directors, officers, other employees or stockholders for breach of fiduciary duty and certain other actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (i) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (ii) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery or (iii) for which the Court of Chancery does not have subject matter jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Charter. This choice of forum provision may limit or make more costly a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in the Charter to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

The Charter provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law, subject to certain exceptions. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, the Charter provides that, unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will, to the fullest extent permitted by law, be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act, or the rules and regulations promulgated thereunder. We note, however, that there is uncertainty as to whether a court would enforce this provision and that investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Section 22 of the Securities Act creates concurrent jurisdiction for state and federal courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder.

Our stock price may change significantly and you could lose all or part of your investment as a result.

The trading price of the Near Common Stock has been and will likely continue to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as the following, among others:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from those of our competitors;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	any significant change in management;

●	changes in general economic or market conditions or trends in our industry or markets, such as recessions, interest rates, local and national elections, international currency fluctuations, corruption, political instability and acts of war or terrorism;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	future sales of our Common Stock or other securities;

●	investor perceptions or the investment opportunity associated with the Common Stock relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the development and sustainability of an active trading market for our securities;

●	actions by institutional or activist stockholders;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of the Common Stock, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of the Common Stock is low.

In the past, following periods of market volatility, stockholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on the Common Stock for the foreseeable future, stockholders may not receive any return on investment unless the Common Stock is sold for a price greater than paid for.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of the Common Stock will be at the sole discretion of the Near Board. The Near Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, and such other factors as the Near Board may deem relevant. In addition, our ability to pay dividends is limited by the Financing Agreement. As a result, stockholders may not receive any return on an investment in the Common Stock unless the Common Stock is sold for a price greater than paid for.

If securities analysts do not publish research or reports about our business or if they downgrade our securities or our sector, our stock price and trading volume could decline.

The trading market for the Common Stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control these analysts. In addition, some financial analysts may have limited expertise with our business model and operations. Furthermore, if one or more of the analysts who do cover us downgrade our stock or industry, or the stock of any of our competitors, or publish inaccurate or unfavorable research about our business, our stock price could decline. If one or more of these analysts ceases coverage of us or fails to publish reports on it regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline.

Anti-takeover provisions in our governing documents could delay or prevent a change of control.

Certain provisions of the Charter and the Bylaws may have an anti-takeover effect and may delay, defer or prevent a merger, acquisition, tender offer, takeover attempt or other change of control transaction that a stockholder might consider in its best interest, including those attempts that might result in a premium over the market price for the shares held by our stockholders.

These provisions provide for, among other things:

●	the ability of the Near Board to issue one or more series of preferred stock;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at annual meetings;

●	certain limitations on convening special stockholder meetings;

●	limiting the ability of stockholders to act by written consent; and

●	The Near Board has the express authority to make, alter or repeal the Bylaws.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain a premium for their shares. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other desired corporate actions. See “Description of Capital Stock.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated as of May 18, 2022, by and among KludeIn I Acquisition Corp., Paas Merger Sub 1 Inc., Paas Merger Sub 2 LLC and Near Intelligence Holdings Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2022.
2.2	Amendment to Agreement and Plan of Merger, by and among KludeIn I Acquisition Corp. and Near Intelligence Holdings Inc., dated as of November 3, 2022, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2022.
2.3	Amendment No. 2 to Agreement and Plan of Merger, by and among KludeIn I Acquisition Corp. and Near Intelligence Holdings Inc., dated as of December 23, 2022, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 27, 2022.
2.4	Amendment No. 3 to Agreement and Plan of Merger, by and among KludeIn I Acquisition Corp. and Near Intelligence Holdings Inc., dated as of January 13, 2022, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2023.
3.1	Certificate of Incorporation of Near Intelligence, Inc., dated as of March 23, 2023, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
3.2	Amended and Restated Bylaws of Near Intelligence, Inc., dated as of March 23, 2023, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
4.1	Warrant Agreement, dated January 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 12, 2021.
4.2	Form of Convertible Debenture dated March 31, 2023, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2023.
4.3	Form of Warrant dated March 31, 2023, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 6, 2023.
4.4	Form of Part A-2 Convertible Debenture dated May 18, 2023, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
4.5	Form of (Part A-2) Warrant dated May 18, 2023, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
4.6	Form of Part B Convertible Debenture dated May 18, 2023 (Yorkville), incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
4.7	Form of Part B Convertible Debenture dated May 18, 2023 (Polar), incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.

10.1	Omnibus Fee Amendment Agreement by and between KludeIn I Acquisition Corp. and Near Intelligence Holdings Inc, and Cantor Fitzgerald & Co. and CF Principal Investments LLC, dated March 22, 2023, incorporated herein by reference to Exhibit 10.17 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
10.2	Amendment Deed to Global Deed of Discharge and Release, dated April 21, 2023, by and between Wilmington Trust (London) Limited, Deutsche Bank AG, London Branch, Harbert European Specialty Lending Company II S.à.r.l., Near Intelligence LLC, Near Intelligence PTE. LTD., and Near North America, Inc., incorporated herein by reference to Exhibit 10.15.1 to the Registrant’s Registration Statement on Form S-1 filed on May 10, 2023.
10.3	Consent and Amendment No. 2 to Financing Agreement dated as of March 23, 2023, by and among Near Intelligence Holdings Inc., the Guarantors party thereto, the Required Lenders party thereto and Blue Torch Finance LLC, dated March 23, 2023, incorporated herein by reference to Exhibit 10.15 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
10.3.1	Waiver and Amendment No. 3 to Financing Agreement, dated May 17, 2023 and effective as of May 18, 2023 by and among Near Intelligence, Inc., Near Intelligence LLC, the Guarantors party thereto, the Required Lenders party thereto and Blue Torch Finance LLC, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
10.4	Forbearance Agreement, by and among Near Intelligence, Inc., Near Intelligence LLC, the Guarantors party thereto, the Required Lenders party thereto and Blue Torch Finance, LLC, dated May 5, 2023, incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form S-1 filed on May 10, 2023.
10.5	Forbearance Agreement, by and among Near Intelligence, Inc., Near Intelligence LLC, the Guarantors party thereto, the Required Lenders party thereto and Blue Torch Finance, LLC, dated May 10, 2023, incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Form S-1 field on May 10, 2023.
10.6	Amended and Restated Registration Rights Agreement by and among Near Intelligence, Inc., KludeIn Prime LLC, and certain security holders of Near Intelligence Holdings Inc., dated as of March 23, 2023, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
10.7	Notice of Waiver by KludeIn I Acquisition Corp., dated March 21, 2023, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
10.8	Warrant Assumption Agreement by and between Near Intelligence, Inc. and Harbert European Specialty Lending Company II, S.À.R.L., dated March 28, 2023, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
10.9	Waiver and Warrant Assumption Agreement by and between Near Intelligence, Inc. and Harbert European Specialty Lending Company II, S.À.R.L., dated March 28, 2023, incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
10.10	Waiver and Warrant Assumption Agreement by and between Near Intelligence, Inc. and each of the Blue Torch investment funds set forth on Schedule I, dated March 27, 2023, incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
10.11	Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
10.12	Near Intelligence, Inc. 2023 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
10.13	Contract for the Provision of Services, dated as of February 17, 2023, between Intermarché Alimentaire International and Near Intelligence SAS, incorporated herein by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
10.14	Near Platform Usage Agreement by and between Near North America Inc. and MobileFuse, LLC, dated January 1, 2023, incorporated herein by reference to Exhibit 10.12 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
10.15	Letter Agreement by and between BTIG, LLC and KludeIn I Acquisition Corp., dated March 22, 2023, incorporated herein by reference to Exhibit 10.18 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
10.16	Form of Restricted Stock Unit Award Agreement (Non-Employee Director Form), incorporated herein by reference to Exhibit 10.19 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
10.17	Form of Restricted Stock Unit Award Agreement (Committee Chair Form), incorporated herein by reference to Exhibit 10.20 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.

10.18	Form of Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.44 to the Registrant’s Registration Statement on Form S-1 filed on April 12, 2023.
10.19	Securities Purchase Agreement, dated as of March 31, 2023, by and among Near Intelligence, Inc. and the persons listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2023.
10.19.1	Securities Purchase Agreement (Part A-2), dated as of May 18, 2023, by and among Near Intelligence, Inc. and the investors listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
10.19.2	Securities Purchase Agreement (Part B), dated as of May 18, 2023, by and among Near Intelligence, Inc. and the investors listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
10.20	Registration Rights Agreement, dated as of March 31, 2023, by and among Near Intelligence, Inc. and the persons listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 6, 2023.
10.20.1	Registration Rights Agreement (Part A-2), dated as of May 18, 2023, by and among Near Intelligence, Inc. and the persons listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
10.20.2	Registration Rights Agreement (Part B), dated as of May 18, 2023, by and among Near Intelligence, Inc. and the persons listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
10.21	Employment Agreement by and between Near Intelligence, Inc. and Anil Mathews, dated April 11, 2023, incorporated herein by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1 filed on April 12, 2023.
10.22	Employment Agreement by and between Near Intelligence, Inc. and Shobhit Shukla, dated April 11, 2023, incorporated herein by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1 filed on April 12, 2023.
10.23	Employment Agreement by and between Near Intelligence, Inc. and Rahul Agarwal, dated April 12, 2023, incorporated herein by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1 filed on April 12, 2023.
10.24	Employment Agreement by and between Near Intelligence, Inc. and Gladys Kong, dated April 11, 2023, incorporated herein by reference to Exhibit 10.50 to the Registrant’s Registration Statement on Form S-1 filed on April 12, 2023.
10.25	Employment Agreement by and between Near Intelligence, Inc. and Jay Angelo, dated April 11, 2023, incorporated herein by reference to Exhibit 10.51 to the Registrant’s Registration Statement on Form S-1 filed on April 12, 2023.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Near Intelligence, Inc. under the Securities Act whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.
^	Portions of this exhibit have been omitted in accordance with Item 601(b)(2) or 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Near Intelligence, Inc.

Date: May 18, 2023	By:	/s/ Anil Matthews
	Name:	Anil Matthews
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: May 18, 2023	By:	/s/ Rahul Agarwal
	Name:	Rahul Agarwal
	Title:	Chief Financial Officer
(Principal Financial Officer)