Form 10-Q
period 2023-06-30
Near Intelligence, Inc.
filed 2023-08-14
CIK 1826671

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 11, 2023, there were 51,745,501 shares of Common Stock, $0.0001 par value, issued and outstanding.

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

“Board” means the Board of Directors of Near.

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

ii

“Financing Agreement” means that certain Financing Agreement between Near Holdings, Near, certain of its subsidiaries party thereto as guarantors, the lenders party thereto, and Blue Torch, as administrative agent and collateral agent, dated as of November 4, 2022, as amended from time to time.

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

Part I. Financial Information

Item 1. Unaudited Condensed Consolidated Financial Statements

Near Intelligence, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in $, except per share data and share count)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,323,226	$16,599,897
Restricted cash	29,773,340	44,398,144
Accounts receivable, net of allowance for credit losses of $3,222,728, and $3,417,845 as of June 30, 2023 and December 31, 2022, respectively	23,216,701	26,011,486
Prepaid expenses and other current assets	5,742,227	4,963,268
Total current assets	83,055,494	91,972,795

Property and equipment, net	2,613,655	4,658,579
Operating lease right-of-use assets	3,615,826	4,038,350
Goodwill	62,077,866	61,994,758
Intangible assets, net	7,476,920	10,689,108
Other assets	2,850,329	2,882,015
Total assets	$161,690,090	$176,235,605

Liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)
Current liabilities:
Current portion of long-term borrowings	$90,360,372	$2,783,060
Convertible debentures	10,238,327	—
Accounts payable	14,662,654	9,992,164
Accrued expenses and other current liabilities	21,396,696	20,004,468
Current portion of operating lease liabilities	1,031,856	936,685
Derivative liabilities	12,015,615	—
Total current liabilities	149,705,520	33,716,377

Long-term borrowings, less current portion	717,439	85,563,588
Long-term operating lease liabilities	2,802,749	3,299,259
Long-term derivative liabilities	4,058,906	16,765,776
Other liabilities	482,408	731,100
Total liabilities	$157,767,022	$140,076,100

Redeemable convertible preferred stock
Redeemable convertible preferred stock, par value $0.0001, 50,000,000 and 33,083,858 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 0 and 33,083,858, shares issued and outstanding as of June 30, 2023 and December 31, 2022 respectively; redemption amount of $0 and $253,045,305 as of June 30, 2023 and December 31, 2022, respectively	—	207,417,237

Stockholders’ equity (deficit)
Common stock, par value $0.0001; 300,000,000 and 20,746,276 shares authorized as of June 30, 2023 and December 31, 2022, respectively; 50,588,257 and 8,296,074 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	5,059	8
Additional paid-in-capital	282,842,522	70,900,679
Accumulated deficit	(277,687,269)	(240,787,341)
Accumulated other comprehensive loss	(1,237,244)	(1,371,078)
Total stockholders’ equity (deficit)	3,923,068	(171,257,732)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$161,690,090	$176,235,605

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Near Intelligence, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

(in $, except per share data and share count)

Unaudited

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenue	$17,709,408	$14,839,350	$33,217,126	$28,897,952
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,636,244	5,115,678	10,779,803	9,393,878
Product and technology	6,898,498	9,936,314	15,201,772	14,836,572
Sales and marketing	4,825,246	8,433,436	9,986,916	13,125,709
General and administrative	13,727,090	58,374,331	30,241,851	61,379,651
Depreciation and amortization	2,716,805	2,362,205	5,439,255	4,741,513
Total costs and expenses	33,803,883	84,221,964	71,649,597	103,477,323
Operating loss	(16,094,475)	(69,382,614)	(38,432,471)	(74,579,371)
Interest expense, net	4,871,951	971,785	8,871,131	1,720,636
Changes in fair value of derivative liabilities	(2,740,216)	15,493	(10,044,371)	(1,684,728)
Other income, net	(684,874)	(18,376)	(680,265)	(517,282)
Loss before income tax expense	(17,541,336)	(70,351,516)	(36,578,966)	(74,097,997)
Income tax expense	200,444	76,172	320,962	137,863
Net loss attributable to Near Intelligence, Inc. and common stockholders	(17,741,780)	(70,427,688)	(36,899,928)	(74,235,860)

Net loss attributable to common stockholders, basic and diluted	$(17,741,780)	$(70,427,688)	$(36,899,928)	$(74,235,860)
Net loss per share attributable to common stockholders, basic and diluted	$(0.36)	$(7.16)	$(1.12)	$(8.44)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	48,820,697	9,830,720	32,807,291	8,794,947

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Near Intelligence, Inc. and Subsidiaries

Condensed Consolidated Statements of Comprehensive Loss

(in $, except per share data and share count)

Unaudited

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net loss	$(17,741,780)	$(70,427,688)	$(36,899,928)	$(74,235,860)
Other Comprehensive income (loss):
Currency translation adjustments	15,073	(384,364)	133,834	(660,530)
Total comprehensive loss attributable to Near Intelligence, Inc.	$(17,726,707)	$(70,812,052)	$(36,766,094)	$(74,896,390)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Near Intelligence, Inc. and Subsidiaries

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in $, except per share data and share count)

Unaudited

	Redeemable convertible preferred stock		Stockholders’ Equity (Deficit)
			Common Stock		Additional		Accumulated other	Total stockholders’
	Shares	Amount ($)	Shares	Amount ($)	paid in capital	Accumulated deficit	comprehensive loss	equity (deficit)
Balance as of December 31, 2021	307,298.151	$207,417,237	71,963.894	$7	$4,399,815	$(136,369,447)	$(799,262)	$(132,768,887)
Retroactive application of Business Combination (Note 1)	32,776,559.849	—	7,675,701.106	768	(768)	—	—	—
Balance as of December 31, 2021	33,083,858	207,417,237	7,747,665	775	4,399,047	(136,369,447)	(799,262)	(132,768,887)
Stock options exercised and pending allotment	—	—	—	—	3,035	—	—	3,035
Stock based compensation	—	—	—	—	47,388	—	—	47,388
Net loss	—	—	—	—	—	(3,808,172)	—	(3,808,172)
Other comprehensive loss	—	—	—	—	—	—	(276,166)	(276,166)
Balance as of March 31, 2022	33,083,858	207,417,237	7,747,665	775	4,449,470	(140,177,619)	(1,075,428)	(136,802,802)
Stock based compensation	—	—	—	—	63,042,528	—	—	63,042,528
Net loss	—	—	—	—	—	(70,427,688)	—	(70,427,688)
Other comprehensive loss	—	—	—	—	—	—	(384,364)	(384,364)
Distribution to stockholder as part of reorganization	—	—	—	—	—	(196,462)	—	(196,462)
Balance as of June 30, 2022	33,083,858	207,417,237	7,747,665	775	67,491,998	(210,801,769)	(1,459,792)	(144,768,788)

Balance as of December 31, 2022	307,298.151	207,417,237	77,057.894	8	70,900,679	(240,787,341)	(1,371,078)	(171,257,732)
Retroactive application of Business Combination (Note 1)	32,776,559.849	—	8,219,016.106	822	(822)	—	—	—
Balance as of December 31, 2022	33,083,858	207,417,237	8,296,074	830	70,899,857	(240,787,341)	(1,371,078)	(171,257,732)
Conversion of redeemable convertible preferred stock into common stock	(33,083,858)	(207,417,237)	33,083,858	3,308	207,413,929	—	—	207,417,237
Restricted stock units issued	—	—	729,086	73	(73)	—	—	—
Issuance of warrant	—	—	—	—	483,649	—	—	483,649
Stock based compensation	—	—	—	—	5,839,117	—	—	5,839,117
Net loss	—	—	—	—	—	(19,158,148)	—	(19,158,148)
Other comprehensive income	—	—	—	—	—	—	118,761	118,761
Issuance of common stock upon Business Combination (Note 1)	—	—	4,274,125	427	(17,280,340)	—	—	(17,279,913)
Balance as of March 31, 2023	—	$—	46,383,143	4,638	267,356,139	(259,945,489)	(1,252,317)	6,162,971
Issuance of share against accounts payable (note 11)	—	—	3,941,989	395	9,618,356	—	—	9,618,751
Issuance of shares in connection with convertible debentures	—	—	263,125	26	602,530	—	—	602,556
Issuance of warrant	—	—	—	—	150,905	—	—	150,905
Stock based compensation	—	—	—	—	5,114,592	—	—	5,114,592
Net loss	—	—	—	—	—	(17,741,780)	—	(17,741,780)
Other comprehensive income	—	—	—	—	—	—	15,073	15,073
Balance as of June 30, 2023	—	—	50,588,257	5,059	282,842,522	(277,687,269)	(1,237,244)	3,923,068

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Near Intelligence, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(in $, except per share data and share count)

Unaudited

	For the six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(36,899,928)	$(74,235,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,439,255	4,741,513
Stock based compensation	10,953,709	63,089,916
Change in fair value of derivative liabilities	(10,044,371)	(1,684,728)
Allowance for credit losses on trade receivables and write off	418,916	738,746
Amortization of debt discount due to warrants	1,559,574	597,488
Other	(716,136)	(918,164)
Changes in operating assets and liabilities:
Accounts receivable	2,446,283	(11,722,162)
Prepaid expenses and other current assets	(3,182,122)	(1,274,125)
Operating lease right-of-use assets	460,009	250,629
Other assets	32,360	222,458
Accounts payable	3,232,205	1,198,959
Accrued expenses and other current liabilities	1,709,667	7,869,141
Operating lease liabilities	(441,114)	(234,656)
Other liabilities	(250,208)	13,379
Net cash used in operating activities	(25,281,901)	(11,347,466)

Cash flows from investing activities:
Additions to property and equipment	(178,714)	(114,409)
Proceeds from sale of marketable securities	—	258,621
Proceeds from sale of short-term investments	—	1,066,792
Cash acquired in Business Combination, net of transaction costs paid	204,874	—
Repayment of advance from related party (note 21)	1,777,675	—

Net cash provided by investing activities	1,803,835	1,211,004

Cash flows from financing activities
Proceeds from issuance of debt, net of issuance costs	18,969,275	19,324,654
Proceeds from exercise of stock options	—	3,035
Repayment of short-term borrowing from related party (note 21)	(2,073,219)	—
Cash distributed to stockholders as part of reorganization	—	(538,556)
Repayments of debt	(360,878)	(1,941,082)
Net cash provided by financing activities	16,535,178	16,848,051
Effect of exchange rates on cash, cash equivalents and restricted cash	41,413	(232,865)
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,901,475)	6,478,724
Cash, cash equivalents and restricted cash at beginning of period	60,998,041	8,950,327
Cash, cash equivalents and restricted cash at the end of the period	$54,096,566	$15,429,051

Supplemental disclosure of cash flow information:
Reconciliation of cash, cash equivalents and restricted cash:
Cash and cash equivalents	$24,323,226	15,294,123
Restricted cash	$29,773,340	134,928
Total cash, cash equivalents and restricted cash shown in the statement of cash flow	54,096,566	15,429,051

Cash paid for income taxes	$66,874	$282,432
Cash paid for interest on borrowings	$8,548,604	$1,110,622
Non-cash investing and financing activities
Business Combination transactions costs, accrued but not paid	$8,801,874	$—
Recapitalization of Near Holdings common stock	$822	—
Assumption of Business Combination warrants liability	$2,296,333	—
Assumption of Business Combination promissory note and working capital loan	$1,795,280	—
Issuance of Common Stock as commitment fee shares in connection with convertible debt	$602,556	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Condensed Consolidated Financial Statements

(in $, except per share data and share count)

Note 1 Organization and description of business

Near Intelligence, Inc. (f/k/a KludeIn I Acquisition Corp.) (together with its wholly-owned subsidiaries, the “Company”), has principal activities of data processing, hosting, advertising, data driven marketing and related activities. The Company has foreign subsidiaries located in India, Australia, France, and Singapore.

The Company is a global, full stack data intelligence SaaS platform that stitches and enriches data on people and places from which its customers can derive actionable intelligence to help them make better decisions. The Company’s mission is bringing meaningful intelligence to customer behavior and helping enterprises use that intelligence to make meaningful decisions. The Company’s cloud-based platform is designed to provide accurate and comprehensive information on people, places, and product’s generating marketing and operational intelligence on consumer behavior and human movement to enable enterprises to make informed and rapid strategic decisions.

Merger Agreement

On March 23, 2023 (the “Closing Date”), the Company consummated the Business Combination (as defined below) pursuant to the terms of the Agreement and Plan of Merger dated May 18, 2022 (as amended on November 3, 2022, December 23, 2022 and January 17, 2023, the “Merger Agreement”) with Paas Merger Sub 1 Inc., a Delaware corporation (“Merger Sub 1”) and wholly owned subsidiary of KludeIn I Acquisition Corp. (“KludeIn”), Paas Merger Sub 2 LLC, a Delaware limited liability company and wholly owned subsidiary of KludeIn (“Merger Sub 2”), and Near Intelligence Holdings Inc., a Delaware corporation (“Near Holdings”).

On the Closing Date, pursuant to the Merger Agreement, immediately prior to the consummation of the transactions contemplated by the Merger Agreement, (i) Merger Sub 1 merged with and into Near Holdings, with Near Holdings surviving the merger as a wholly owned subsidiary of KludeIn (the “First Merger”) and (ii) immediately following the First Merger, Near Holdings, as the surviving entity of the First Merger, merged with and into Merger Sub 2, with Merger Sub 2 being the surviving entity (the “Second Merger” and, together with the First Merger, the “Mergers”). The Mergers and the other transactions described in the Merger Agreement collectively herein are described as the “Business Combination”.

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

Additionally, on the Closing Date, in connection with the consummation of the Business Combination, KludeIn changed its name from KludeIn I Acquisition Corp. to Near Intelligence, Inc. On March 24, 2023, the Company’s common stock, par value $0.0001 per share (the “Common Stock”), commenced trading on the Nasdaq Global Market under the ticker symbol “NIR” and the Company’s public warrants (the “Public Warrants”) commenced trading on the Nasdaq Capital Market under the ticker symbol “NIRWW”.

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

In accordance with guidance applicable to these circumstances, the equity structure has been retroactively restated in all comparative periods up to the Closing Date, to reflect the number of shares of Common Stock, $0.0001 par value per share, issued to Near Holdings shareholders and Near Holdings convertible preferred shareholders in connection with the Business Combination. As such, the shares and corresponding capital amounts and earnings per share related to Near Holdings redeemable convertible preferred stock and Near Holdings common stock prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination.

Note 2 Liquidity and Going Concern

The Company has financed its operations primarily through cash generated from operations, cash from the sale of debt and equity securities and borrowing under secured financing arrangements.

For the three and six months ended June 30, 2023, the Company reported operating losses of $17.7 million and $36.9 million, respectively, and for the six months ended June 30, 2023, the Company reported negative cash flows from operations of $25.3 million. As of June 30, 2023, the Company had $24.3 million of unrestricted cash and cash equivalents, a net working capital deficit of $66.9 million, and accumulated deficit of $277.7 million.

The Company will need to raise additional capital in order to fund operating and investing cash flow needs and to satisfy its minimum Liquidity (as defined in the Financing Agreement) covenant in the Financing Agreement, which provides that the Company may not permit Liquidity to be less than $20.0 million, at any point of time from May 20, 2023 forward. The Company’s failure to maintain compliance with the minimum Liquidity covenant in the Financing Agreement would constitute a breach and, if not waived or cured, would result in a default under the Financing Agreement and could trigger acceleration of Blue Torch facility obligations. Further, the Convertible Debentures also include a cross-default provision such that, if the event of default under the Financing Agreement results in the indebtedness thereunder becoming or being declared due and payable and such default is not remedied or waived, the Convertible Debentures’ investors may elect to declare the full unpaid principal amount of Convertible Debentures, together with any interest and other amounts owed in respect thereof, immediately due and payable. As a result, the Company has classified amounts due under the Financing Agreement and Convertible Debentures as current liabilities on the condensed consolidated balance sheet.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are available to be issued. These condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 Summary of significant accounting policies

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

Note 3 Summary of significant accounting policies (Cont.)

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

Restricted cash represents an automatically renewed short-term deposit held with a bank against a corporate credit card for $33,146 and $32,198 as of June 30, 2023 and December 31, 2022 respectively. The Company has restricted deposits with a bank against commitment of office premises of $206,323, and $307,373 as of June 30, 2023 and December 31, 2022, respectively, which will be released upon vacating the premises leased. Also, with respect to the Financing Agreement (as defined below) with Blue Torch Finance LLC, the Company deposited $46,000,000 of cash into a restricted escrow account, to be later released upon the satisfaction of certain covenants as specified. For more details refer to note 10. As of June 30, 2023 and December 31, 2022, $29,533,871 and $44,058,573 were held in the account, respectively, which also includes accrued interest thereon.

See note 22 for a description of subsequent events related to restricted cash.

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

Note 3 Summary of significant accounting policies (Cont.)

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

The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, the Company determined that it has only one reporting unit. Performing a quantitative goodwill impairment test includes the determination of the fair value of a reporting unit and involves significant estimates and assumptions. These estimates and assumptions include, among others, revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions, and the determination of appropriate market comparable. The Company did not recognize any goodwill impairment charges during the three and six months ended June 30, 2023 and 2022.

Intangible assets

The Company amortizes intangible assets with finite lives over their estimated useful lives using a method of amortization that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise realized and reviews them for impairment whenever an impairment indicator exists.

h) Impairment of long-lived assets

The Company evaluates its long-lived assets for indicators of possible impairment when events or changes in circumstances indicate the carrying amount of an asset or asset group may not be recoverable. The Company measures the recoverability of the assets by comparing the carrying amount of such asset or asset group to the future undiscounted cash flows it expects the asset or asset group to generate. If the Company considers the asset or asset group to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset or asset group exceeds its fair value. The Company did not recognize any impairment charges on its long-lived assets during the three and six months ended June 30, 2023 and 2022.

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

Note 3 Summary of significant accounting policies (Cont.)

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

Note 3 Summary of significant accounting policies (Cont.)

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

k) Stock-based compensation

Stock-based compensation awards granted by the Company are equity-classified stock option awards (“equity options”) and accounted for under ASC Topic 718 — Compensation — Stock Compensation. Stock-based compensation awards issued to non-employees in exchange for consulting and advisory services are accounted for in accordance with the provisions of ASU 2018-07, “Improvements to Nonemployee Share-Based Payment Accounting.” The Company recognizes and measures compensation expense for all stock-based awards based on the grant date fair value. Grant date fair value is determined under the option-pricing model (Black-Scholes Merton model). The fair value of restricted stock units (“RSU”) is estimated based on the fair value of the Common Stock on the date of grant. The fair value determined at the grant date is expensed over the vesting period of the stock-based awards using the straight-line attribution method, however, the amount of compensation cost recognized at any date must at least equal the portion of the grant date fair value of the award that is vested at that date. Forfeitures are accounted for as they occur. Stock-based compensation expense is allocated to cost of revenue, product and technology, sales and marketing and general and administrative on the condensed consolidated statements of operations based on where the associated employee’s functional department is located.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 3 Summary of significant accounting policies (Cont.)

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

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 3 Summary of significant accounting policies (Cont.)

In September 2022, the FASB issued ASU No. 2022-04 — Liabilities — Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations which is intended to enhance the transparency surrounding the use of supplier finance programs. The guidance requires companies that use supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period and associated roll forward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The guidance does not affect the recognition, measurement or financial statement presentation of supplier finance program obligations. The Company adopted the guidance when it became effective on January 1, 2023, except for the roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company does not have any supplier finance programs and accordingly the adoption did not have a material impact on the Company’s condensed consolidated financial statements and the Company does not believe the impact of adopting the roll-forward requirement in this accounting standard update will be material to the unaudited condensed consolidated financial statements.

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

Note 4 Recapitalization

As discussed in Note 1, “Organization and Description of Business”, the Business Combination was consummated on March 23, 2023, which, for accounting purposes, was treated as the equivalent of Near Holdings issuing stock for the net assets of KludeIn, accompanied by recapitalization. Under this method of accounting, KludeIn was treated as the acquired company for financial accounting and reporting purposes under GAAP.

Transaction Proceeds

Upon closing of the Business Combination, the Company received gross proceeds of $2,235,551 from the Business Combination, offset by total transaction costs of $2,030,677. The following table reconciles the elements of the Business Combination to the condensed consolidated statements of cash flows and the condensed consolidated statement of changes in redeemable convertible preferred stock and stockholders’ equity (deficit) for the period ended June 30, 2023:

Cash-trust and cash, net of redemptions	$2,235,551
Less: transaction costs and advisory fees, paid	(2,030,677)
Net proceeds from the Business Combination	204,874
Less: transaction costs and advisory fees, accrued	(12,947,639)
Less: public and private placement warrants	(2,296,333)
Less: promissory note and working capital loan	(1,795,280)
Less: others, net	(445,535)
Reverse recapitalization, net	$(17,279,913)

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 4 Recapitalization (Cont.)

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

Public and private placement warrants

The Public Warrants issued in the IPO and 5,200,000 warrants issued in connection with private placement at the time of KludeIn’s initial public offering (the “Private Placement Warrants”) remained outstanding and became warrants for the Company (see note 13 for more details).

Redemption

Prior to the closing of the Business Combination, certain KludeIn public shareholders exercised their right to redeem certain of their outstanding shares for cash, resulting in the redemption of 10,205,269 shares of KludeIn Class A common stock for an aggregate payment of $105,264,009.

Note 5 Accounts receivable, net

Accounts receivable, net consists of the following:

	June 30,	December 31,
	2023	2022
Accounts receivable	$26,439,429	$29,429,331
Allowance for credit losses	(3,222,728)	(3,417,845)
Accounts receivable, net	$23,216,701	$26,011,486

As of June 30, 2023 and December 31, 2022, allowance for credit losses represented approximately 12% and 12% of gross accounts receivable.

The following table provides details of the Company’s allowance for credit losses:

	June 30,	December 31,
	2023	2022
Opening balance	$3,417,845	$2,073,836
Additions charged	226,918	1,344,009
Bad debts written off	(422,035)	—
Closing balance	$3,222,728	$3,417,845

Accounts receivable includes amounts billed to customers as well as unbilled amounts recognized in accordance with the Company’s revenue recognition policies. Unbilled amounts included in accounts receivable, net, which generally arise from the performance of services to customers in advance of billings, were $1,073,724 and $1,817,073 as of June 30, 2023 and December 31, 2022, respectively.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 6 Property and equipment, net

The components of property and equipment, net was as follows:

	June 30,	December 31,
	2023	2022
Computers	$401,900	$387,267
Office equipment	94,634	90,111
Furniture and fixtures	343,045	194,715
Leasehold improvements	2,688	2,668
Software	52,216	—
Servers	12,671,736	12,671,736
Total	13,566,219	13,346,497
Less: Accumulated depreciation and amortization	(10,952,564)	(8,722,333)
	2,613,655	4,624,164
Capital work in progress	—	34,415
Total	$2,613,655	$4,658,579

Depreciation and amortization expense on property and equipment for the six months ended June 30, 2023 and 2022 was $2,226,869 and $2,173,766, respectively, and for the three months ended June 30, 2023 and 2022 was $1,108,732 and $1,078,801, respectively.

Note 7 Intangible assets, net

The amounts allocated to intangible assets from acquisitions includes customer relationships, software, and a non-compete agreement. The following table shows the amortization activity of intangible assets:

	As of June 30, 2023			As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	12,587,657	(8,074,709)	4,512,948	12,585,004	(5,978,395)	6,606,609
Software platform	5,622,053	(4,216,540)	1,405,513	5,622,053	(3,279,532)	2,342,521
Non compete agreement	1,830,236	(271,777)	1,558,459	1,830,236	(90,258)	1,739,978
	20,039,946	(12,563,026)	7,476,920	20,037,293	(9,348,185)	10,689,108

Amortization expense of intangible assets for the six months ended June 30, 2023 and 2022 was $3,212,386 and $2,567,747, respectively and for the three months ended June 30, 2023 and 2022 was $1,608,073 and $1,283,404, respectively.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 7 Intangible assets, net (Cont.)

As of June 30, 2023, the estimated amortization schedule for the Company’s intangible assets for future periods is set out below:

2023 (July to December)	$3,189,632
2024	2,570,106
2025	1,073,842
2026	366,047
2027	277,293
Total future amortization expense	$7,476,920

Note 8 Goodwill

A summary of the changes in carrying value of goodwill is as follows:

	June 30,	December 31,
	2023	2022
Opening balance	$61,994,758	$62,387,725
Effect of exchange rate changes	83,108	(392,967)
Closing balance	$62,077,866	$61,994,758

Note 9 Convertible debentures

	June 30,	December 31,
	2023	2022
Opening Balance	$—	$—
Part A-1 Convertible Debentures	4,764,005	—
Part A-2 Convertible Debentures	1,732,437	—
Part B Convertible Debentures	3,741,885	—
Closing balance	$10,238,327	$—

On March 31, 2023, the Company issued Part A-1 Convertible Debentures to multiple investors for an aggregate principal amount of $5,969,325. The Part A-1 Convertible Debentures carry an interest rate of 0.01% per annum and have a maturity date of February 2, 2027. On the maturity date, the Company shall pay principal and accrued interest.

At any time, investors are entitled to convert any portion of the outstanding amount into Common Stock at a conversion price, including principal and accrued interest that would be the lower of (i) the fixed conversion price of $10.01 per share, or (ii) 75% of the average of the daily volume-weighted average price during the twenty consecutive trading days immediately preceding the conversion date or other date of determination. This conversion price is subject to floor price of $2.06 per share. Also, the conversion price is subject to adjustments upon dividend, subdivision, combination or reclassification of Common Stock.

In connection with the Part A-1 Convertible Debentures, the Company issued warrants, which entitle the holders thereof to purchase up to an aggregate of 149,234 shares of Common Stock within an exercise period of 4 years from the issuance date at the exercise price of $0.01.

The warrants met the requirements for equity classification under ASC 480 and ASC 815 and were recorded at the issuance date using a relative fair value allocation method. Fair value of $483,649 allocated to the warrants is reflected as additional paid-in capital. The warrants are equity classified because they are indexed to Common Stock and require physical settlement or net share settlement. The fair value of the warrant is classified within Level 3 of the fair value hierarchy and was determined using the Black -Scholes option pricing model with an expected dividend yield of 0.00%, an expected volatility of 39.5%, a risk -free interest rate of 3.7% and a remaining life of 4 years.

The Company analyzed the conversion feature of the convertible debentures issued pursuant to the Securities Purchase Agreements (the “Convertible Debentures”) for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined the conversion features should be bifurcated and separately accounted for as a derivative. Accordingly, the conversions features are carried at fair value at each reporting date with the corresponding earnings (loss) reflected in the condensed consolidated statements of operations as a change in fair value of derivative liabilities. The Company valued the embedded derivative using the Monte Carlo simulation and a derivative liability of $708,505 was recognized by the Company as a debt discount to the fair value allocated to the Convertible Debentures under the relative fair value method. As of June 30, 2023, the Convertible Debentures have an aggregate outstanding balance of 4,764,005.

On May 18, 2023, the Company issued Part A-2 and Part B Convertible Debentures to multiple investors for an aggregate principal amount of $2,500,000 and $11,440,217, respectively. The Part B Convertible Debentures were issued at an original issue discount of 8%. The Part A-2 Convertible Debentures carry an interest rate of 0.01% per annum and will mature on the date that is the later of: (i) February 2, 2027 and (ii) 90 days after the final maturity date of the term loans issued under the Financing Agreement. The Part B Convertible carry an interest rate of 10% per annum (subject to increase to 15% per annum upon any Event of Default (as defined therein)) and will mature on the date that is the later of (i) the one-year anniversary of the issuance date of the Part B Convertible Debentures or (ii) the earlier of (a) 90 days after the final maturity date of the term loans issued pursuant to the Financing Agreement or (b) the termination or repayment of the term loans issued pursuant to the Financing Agreement. In each case, on the maturity date, the Company shall pay principal and accrued interest.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 9 Convertible debentures (Cont.)

Beginning November 14, 2023, Part A-2 Investors are entitled to convert any portion of the outstanding and unpaid principal amount of the Part A-2 Convertible Debentures, together with any accrued but unpaid interest, into shares of Common Stock at a conversion price equal to, the lower of (i) a fixed conversion price of $10.01 per share, or (ii) 75% of the average of the daily volume-weighted average price during the twenty consecutive trading days immediately preceding the conversion date or other date of determination. This conversion price is subject to floor price of $0.45 per share. Also, the conversion price is subject to adjustments upon dividend, subdivision, combination or reclassification of Common Stock.

At any time, Part B Investors are entitled to convert any portion of the outstanding and unpaid principal amount of the Part B Convertible Debentures, together with any redemption premium and accrued but unpaid interest, into shares of Common Stock of the Company at a conversion price equal to, the lower of (i) a fixed conversion price of $2.23 per share, or (ii) 90% of the average of the daily volume-weighted average price during the seven consecutive trading days immediately preceding the conversion date or other date of determination. This conversion price is subject to floor price of $0.45 per share. Also, the conversion price is subject to adjustments upon dividend, subdivision, combination or reclassification of Common Stock.

The Company may, at its option, elect to redeem a portion or all amounts outstanding under Part B Convertible debenture in cash, plus a 5% redemption premium on the amount to be redeemed, provided that (i) the last reported closing price of the Common Stock is less than $2.23 and (ii) the Company provides the applicable holder with at least five business days’ prior written notice of its desire to exercise such redemption right. Upon receipt of a redemption notice, a holder shall have five business days to elect to convert all or any portion of its Part B Convertible debenture in lieu of redemption.

The Part B Convertible Debentures provide that, upon the occurrence of a Trigger Event (as defined below), the Company must make monthly cash payments against the principal amount then outstanding in an amount equal to $1,000,000 of the principal amount of such Part B Convertible Debenture plus accrued and unpaid interest thereon, if any, plus a redemption premium of 5% of the triggered payment amount. A “Trigger Event” occurs if (i) the daily volume-weighted average price is less than the floor price of $ 0.45 per share for five trading days during a period of seven consecutive trading days. The Company’s obligation to make trigger payments shall be reduced by an amount equal to any portion of the principal amount of such Part B Convertible debenture, together with any accrued and unpaid interest, that, following the applicable trigger date, is converted into shares of Common Stock at the option of the holder. The Company’s obligation to make trigger payments will continue until the fifth consecutive trading day that the volume-weighted average price is greater than 110% of the floor price.

In connection with the Part A-2 Convertible Debentures, the Company issued warrants, which entitle the holders thereof to purchase up to an aggregate of 62,500 shares of Common Stock within an exercise period of 4 years from the issuance date at the exercise price of $0.01.

In connection with the Part B Convertible Debentures, the Company issued commitment fee shares aggregating to 263,125 shares of Common Stock and it is recognized by the Company as a debt discount to the fair value allocated to Convertible Debentures. Subsequently, this debt discount is amortized as interest expense using the effective interest method pursuant to ASC 835.

The warrants issued in connection with the issuance of Part A-2 Convertible Debentures met the requirements for equity classification under ASC 480 and ASC 815 and were recorded at the issuance date using a relative fair value allocation method. Fair value of $144,709 allocated to the warrants is reflected as additional paid-in capital. The warrants are equity classified because they are indexed to Common Stock and require physical settlement or net share settlement. The fair value of the warrant is classified within Level 3 of the fair value hierarchy and was determined using the Black -Scholes option pricing model with an expected dividend yield of 0.00%, an expected volatility of 48.96%, a risk -free interest rate of 3.81% and a remaining life of 4 years.

The Company analyzed the conversion feature of the Convertible Debentures for derivative accounting consideration under ASC 815-15 “Derivatives and Hedging” and determined the conversion features should be bifurcated and separately accounted for as a derivative. Accordingly, the conversions features are carried at fair value at each reporting date with the corresponding earnings (loss) reflected in the condensed consolidated statements of operations as a change in fair value of derivative liabilities. The Company valued the embedded derivative using the Monte Carlo simulation and a derivative liability of $643,559 and $6,329,127 was recognized by the Company as a debt discount to the fair value allocated to Part A-2 and Part B Convertible Debentures respectively, under the relative fair value method. As of June 30, 2023, the Part A-2 and Part B Convertible Debentures have an aggregate outstanding balance of $1,732,437 and $3,741,885 respectively.

Assumptions used in calculating estimated fair value of conversion features as of June 30, 2023 is as follows:

Volatility	59.99%
Risk-free rate	4.38%
Contractual term (years)	3.60

Refer to note 19 for details on fair valuation methodology and summary of the changes in fair value. See Note 2 for discussion of classification of the Convertible Debentures. See note 22 for a description of subsequent events related to the Convertible Debentures.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 10 Borrowings

The Company’s borrowings consist of the following:

	June 30,	December 31,
	2023	2022
Blue Torch Financing Agreement, net of debt amortization expenses	$87,301,913	$86,758,378
BPI France	608,436	839,473
BNP Paribas	651,082	748,797
Working capital loan	1,143,000	—
Promissory note	1,373,380	—
	$91,077,811	$88,346,648

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

Blue Torch loan

On November 4, 2022, the Company entered a facility agreement with Blue Torch (as administrative agent and collateral agent) to secure a commitment of $100,000,000 from lenders (the “Financing Agreement”). Borrowings under the Financing Agreement accrue interest at a floating rate per annum equal to the adjusted Term SOFR plus 9.75% (subject to a floor set at 3.891% as of the effective date). Interest is payable quarterly and the borrowing under the Financing Agreement is scheduled to mature on November 4, 2026.

Under the terms of the Financing Agreement, the Company established a controlled account into which $46,000,000 of the proceeds of the total funded amount of the term loans were deposited. Upon the satisfaction of certain conditions (including no default or event of default existing and the Company maintaining the first lien leverage ratios specified in the Financing Agreement), the Company may request these funds to be released. Upon the occurrence and continuance of any event of default or if the Business Combination did not occur on or prior to March 31, 2023 (or such later date as may be agreed by the administrative agent in its sole discretion), then the funds could be released and applied to prepay the loans. As of June 30, 2023, the Company had withdrawn approximately $17,000,000 out the controlled account.

The Financing Agreement also included certain minimum liquidity requirements, pursuant to which: (i) from April 15, 2023 until April 30, 2023, the Company was required to not permit its Liquidity to be less than the sum of (x) $15.0 million and (y) the deferred payment amount as described in the Financing Agreement for repayment and final settlement of certain credit facilities with Deutsche Bank AG. London Branch and Harbert European Specialty Lending Company II S.A.R.L. (the “DB/Harbert Deferred Payment Amount”), and (ii) from May 1, 2023 forward, it was required to not permit its Liquidity to be less than the sum of (x) $20.0 million and (y) the DB/Harbert Deferred Payment Amount. As further described below, as of April 15, 2023 and May 1, 2023, the Company’s Liquidity was less than the minimums required under the Financing Agreement and, as a result, we were in breach of the applicable covenants and such breaches constituted events of default under the Financing Agreement (the “Liquidity Defaults”).

On November 4, 2022, the Company utilized $34,993,903 out of total $100,000,000 facility towards repayment of the then existing Deutsche Bank loan and Harbert loan facilities and $15,191,125 was disbursed to one of the Company’s bank accounts for general corporate purposes, net of transaction costs. As of December 31, 2022, $3,218,757, in the aggregate, remained outstanding pursuant to the Harbert loan facilities and the Deutsche Bank loan. On April 21, 2023, we entered into an Amendment Deed relating to the Global Deed of Discharge and Release, whereby such outstanding amounts were reduced to approximately $2,647,517 in the aggregate. We paid the outstanding amounts to Harbert and Deutsche Bank on April 21, 2023, in full settlement of our obligations.

In connection with the Financing Agreement, the Company also granted warrants to the lenders (the “Blue Torch Warrants”) which are exercisable for an aggregate amount of 1,039,996 (post application of conversion ratio upon Business Combination) shares of Common Stock at $0.001 per share. The Blue Torch Warrants are exercisable for a term beginning on November 4, 2022 and ending on the earlier to occur of November 4, 2032 or the consummation of certain transactions as set forth in the Blue Torch Warrants. The strike price would also be adjusted for down round financing and other standard anti-dilution adjustments.

Refer to note 13 for details for accounting of warrants issued in connection with the Financing Agreement.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 10 Borrowings (Cont.)

On March 23, 2023, Near Holdings, its subsidiary guarantors, Blue Torch and the Required Lenders (as defined in the Financing Agreement) entered an amendment to the Financing Agreement (“Consent and Amendment No. 2”) pursuant to which the Company is subject to additional financing and liquidity covenants. Pursuant to the Consent and Amendment No. 2, the Company agreed that (a) on or prior to March 31, 2023, (i) the Business Combination would be consummated in accordance with the terms of the Merger Agreement, in all material respects, and at a pre-money enterprise value of at least $575 million, (ii) the Company would raise additional capital from the issuance of subordinated indebtedness or equity securities (“Junior Capital”) in an amount that, together with net cash proceeds from the KludeIn trust account, equaled or exceeded $8.0 million, and (iii) the Company would secure commitments constituting Junior Capital of at least $8.5 million in the aggregate (the “Committed Junior Investments”), and (b) on or prior to April 15, 2023, the Committed Junior Investments must have been funded with net cash proceeds of at least $8.5 million ((a) and (b) together, the “Junior Capital Financing Conditions”).

In addition to the foregoing Junior Capital Financing Conditions, on or before May 31, 2023, the Company was required to receive net cash proceeds of at least $50.0 million from the issuance of Junior Capital (the “Subsequent Financing Condition”). The failure to meet either the Junior Capital Financing Conditions or the Subsequent Financing Condition before the applicable date would result in a mandatory prepayment event of the Company’s outstanding obligations pursuant to the Financing Agreement. However, the failure to meet either the Junior Capital Financing Conditions or the Subsequent Financing Condition would not result in an event of default if the mandatory prepayment is made within three business days following the date on which such condition subsequent was not satisfied. In connection with the Consent and Amendment No. 2, the Company was deemed to have paid a one-time closing fee of $2.0 million, which was added to the outstanding principal amount of the loans under the Financing Agreement.

As described in note 9, on March 31, 2023, the Company issued the Part A-1 Convertible Debentures in an aggregate principal amount of $5,969,325, together with the proceeds from the KludeIn trust account, were at least $8.0 million. However, the Company did not fully satisfy the other Junior Capital Financing Conditions, and, as a result, was required to prepay all outstanding obligations under the Financing Agreement. The Company did not make such prepayment and such failure to comply with such mandatory prepayment obligations constituted an event of default under the Financing Agreement. Furthermore, as of April 15, 2023, the Company’s Liquidity was less than the sum of (x) $15.0 million and (y) the DB/Harbert Deferred Payment Amount and as of May 1, 2023, our Liquidity was less than the sum of (x) $20.0 million and (y) the DB/Harbert Deferred Payment Amount. As a result, we were in breach of the applicable minimum Liquidity covenants and such breaches constituted events of default under the Financing Agreement. The Liquidity Defaults constituted Specified Events of Default (as defined in the Financing Agreement), resulting in a 2.00% increase in the interest rate per annum until the date the Liquidity Defaults were cured or waived in writing and a $5.0 million deferred consent fee related to Consent and Amendment No. 2, which deferred consent fee would be added to the outstanding principal amount of the loans under the Financing Agreement.

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

On May 5, 2023, the Company entered into a Forbearance Agreement with Blue Torch (the “Initial Forbearance Agreement”), pursuant to which Blue Torch agreed to temporarily forbear from exercising its default-related rights and remedies against the Company solely with respect to the events of default related to the Junior Capital Financing Conditions and the Liquidity Defaults (collectively, the “Existing Defaults”) during the period beginning on the date of the Initial Forbearance Agreement and ending on the earlier to occur of (i) certain bankruptcy-related defaults under the Financing Agreement, (ii) the date on which Blue Torch delivers a notice terminating the forbearance period, which notice may be delivered at any time upon or after the occurrence of any Forbearance Default (as defined therein), or (iii) May 10, 2023. On May 10, 2023, the Company entered into another Forbearance Agreement with Blue Torch (the “Extended Forbearance Agreement”), which is substantially similar to the Initial Forbearance Agreement except that the forbearance period would end on the earlier to occur of (i) certain bankruptcy-related defaults under the Financing Agreement, (ii) the date on which Blue Torch delivered a notice terminating the forbearance period, which notice may be delivered at any time upon or after the occurrence of any Forbearance Default, or (iii) May 20, 2023.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 10 Borrowings (Cont.)

Effective as of May 18, 2023, the Company entered into that certain Waiver and Amendment No. 3 to Financing Agreement (“Waiver and Amendment No. 3”) with Near Intelligence LLC, the Company’s subsidiary guarantors, Blue Torch and the Required Lenders, pursuant to which, among other things, (i) Blue Torch waived the Existing Defaults and (ii) the parties agreed to amend certain terms of the Financing Agreement relating to (x) the Junior Capital Financing Conditions, (y) the minimum Liquidity requirements and (z) the leverage ratios required for withdrawals of proceeds under the Financing Agreement. In accordance with Waiver and Amendment No. 3, on or prior to May 20, 2023 (or such later date as may be agreed in writing), the net cash proceeds from the issuance of Junior Capital after March 23, 2023, plus net cash proceeds from the KludeIn trust account following the Business Combination, must be at least $21.0 million in the aggregate (the “Amended Junior Capital Financing Condition”). In addition, the Subsequent Financing Condition was eliminated. Furthermore, (i) from April 14, 2023 to May 20, 2023, the Company may not permit its Liquidity to be less than the sum of (x) $10.0 million and (y) the DB/Harbert Deferred Payment Amount (as defined in the Financing Agreement) reduced by $3.8 million, and (ii) from May 20, 2023 forward, the Company may not permit its Liquidity to be less than $20.0 million. Additionally, pursuant to Waiver and Amendment No. 3, the parties agreed that $2.0 million of a $5.0 million deferred consent fee payable under the Financing Agreement is due and payable as of May 18, 2023, and has been automatically paid-in-kind and capitalized on the outstanding principal amount of the loans. The remaining $3.0 million of the deferred consent fee will become due and payable (i) if as of May 20, 2023, (x) the Company fails to obtain net cash proceeds from the issuance of Junior Capital after March 23, 2023 of at least $20.0 million and (y) after giving effect to payment of all outstanding fees and expenses related to the Business Combination, pro forma liquidity is not at least $32.0 million, or (ii) upon occurrence of certain other events of default under the Financing Agreement.

On May 18, 2023, the Company raised additional Junior Capital in an amount which, together with the net proceeds from the issuance of the Part A-1 Convertible Debentures and the KludeIn trust account, equaled or exceeded $21.0 million. Accordingly, the Company satisfied the Amended Junior Capital Financing Condition.

Under the Financing Agreement the Company is required to maintain a ratio of indebtedness to recurring revenue, or Leverage Ratio (as defined in the Financing Agreement), below specified thresholds. As described above, the Company issued $19.9 million in aggregate principal amount of Convertible Debentures on March 31, 2023 and May 18, 2023, which are subordinate to all obligations of the Company to Blue Torch under the Financing Agreement. As a result of the Convertible Debentures being treated as indebtedness for purposes of calculating the Leverage Ratio pursuant to the Financing Agreement, the Company failed to maintain the required Leverage Ratio for the test period ending on May 31, 2023, and such failure constituted an event of default under the Financing Agreement (the “Leverage Ratio Default”).

See Note 2 for discussion on classification of Financing Agreement and Note 22 for a description of subsequent events related to the Financing Agreement.

Working Capital Loan

In connection with the Business Combination, the Company assumed a working capital loan which was obtained by KludeIn to finance transaction costs in connection with a Business Combination which is currently due on December 31, 2023. The working capital loan is non-interest bearing and may be converted into warrants of Common Stock at a price of $1.00 per warrant at the lender’s discretion. The terms of the warrants are identical to the Private Placement Warrants described in note 13.

As of the Closing Date, KludeIn had drawn $1,225,000 on the working capital loan. The working capital loan is accounted at fair value of $421,900 as of Closing Date. As of June 30, 2023, the fair value of the working capital noted amounted to $1,143,000.

The assumptions used in calculating estimated fair value of working capital loan as of June 30, 2023 is as follows:

June 30,
2023
Discount rate	14.85%
Contractual term (years)	0.50
Note Principal	1,225,000

Refer to note 19 for details on fair valuation methodology and summary of changes in fair value.

Promissory Note

In connection with the Business Combination, the Company assumed a promissory note which was obtained to finance KludeIn transaction costs in connection with the Business Combination. The Promissory note is not convertible and bears no interest and is due on December 31, 2023. As of June 30, 2023, the outstanding balance is $1,373,380.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 10 Borrowings (Cont.)

As of June 30, 2023, the aggregate maturities of long-term borrowings (excluding convertible debentures described in note 9) are as follows:

Annual Maturities
2023 (July to December)	$108,037,290
2024	508,510
2025	357,883
2026	100,918
Total: aggregate maturities of long-term borrowings	109,004,601
Less: carrying value of unamortized borrowings financing costs	(17,926,790)
Net maturities of long-term borrowings	91,077,811
Less: current portion of long-term borrowings	(90,360,372)
Long-term borrowings	$717,439

Note 11 Accounts Payable

	June 30,	December 31,
	2023	2022
Accounts payable	$14,662,654	$9,992,164
	$14,662,654	$9,992,164

In connection with the Business Combination, the Company assumed certain accounts payables amounting to $11,018,750 of KludeIn, which primarily included the following:

1)	Cantor Fitzgerald Omnibus Fee:

On March 22, 2023, KludeIn entered into an omnibus fee agreement with Cantor Fitzgerald & Co. and CF Principal Investments LLC (“CFPI”), in which the parties agreed that Cantor Fitzgerald & Co. would receive, in lieu of the cash advisory fee otherwise payable to it, a number of shares of the Company’s Common Stock (the “Advisory Fee Shares”) equal to the greater of (i) 600,000 shares of Common Stock and (ii) the quotient obtained by dividing (x) $6,000,000 by (y) the volume-weighted average price (“VWAP”) of the Common Stock over the five trading days immediately preceding the date of the initial filing of the registration statement covering the resale of the Advisory Fee Shares, provided that clause (y) may in no event be less than $2.06. Upon the Business Combination, the Company assumed $6,000,000 as an omnibus fee payable to Cantor Fitzgerald & Co. On May 9, 2023, the Company issued 2,522,068 Advisory Fee Shares of Common Stock to CFPI.

In addition, upon the Business Combination with respect to omnibus fee agreement, the Company must pay CFPI, in lieu of the commitment fee otherwise payable to CFPI in Commitment Shares (as defined in the Common Stock Purchase Agreement) pursuant to the Common Stock Purchase Agreement, a non-refundable cash fee equal to $2,000,000, payable on or prior to May 31, 2023, the payment of which remains outstanding.

2)	Underwriting fees:

On March 22, 2023, KludeIn and BTIG, LLC, as representative of the several underwriters entered into a letter agreement amending certain terms of an underwriting agreement, dated as of January 6, 2021. Pursuant to the letter agreement, the parties agreed that BTIG, LLC would receive, in lieu of the cash Deferred Underwriting Commission payable to it pursuant to the Underwriting Agreement, a number of shares (the “Deferred Compensation Shares”) of Common Stock equal to the greater of (i) 301,875 shares of Common Stock and (ii) the quotient obtained by dividing (x) $3,018,750 by (y) the VWAP of the Common Stock over the five trading days immediately preceding the date of the initial filing of the registration statement covering the resale of the Deferred Compensation Shares, provided that clause (y) may in no event be less than $2.06. Upon the Business Combination, the Company assumed $3,018,750 as underwriting fees payable to BTIG, LLC. On May 9, 2023, the Company issued 1,173,747 shares of Common Stock to BTIG, LLC and 95,169 shares of Common Stock to IBS Holding Corporation dba I-Bankers Securities Inc. (“IBS”) as contemplated by the letter agreement with BTIG.

3)	Advisory fees:

On March 6, 2023, the Company engaged The Benchmark Company, LLC (“Benchmark”) as a capital markets advisor in connection with the Business Combination. In connection with that engagement, the Company and Benchmark entered into a letter agreement (the “Benchmark Fee Agreement”) pursuant to which, among other things, the parties agreed that Benchmark would receive an aggregate fee of $550,000 payable in (i) shares of Common Stock in an amount equal to $275,000, to be calculated using the VWAP of the Common Stock over the five trading days immediately preceding the 30th day following the closing of the Business Combination and (ii) a cash payment in the amount of $275,000, payable upon the first anniversary of the closing of the Business Combination. On May 25, 2023, the Company issued 69,211 shares of Common Stock to Benchmark. Pursuant to the Benchmark Fee Agreement.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 11 Accounts Payable (Cont.)

On March 13, 2023, the Company engaged Northland Securities Inc. as a capital markets advisor in connection with the Business Combination. In connection with that engagement, the Company and Northland entered into a letter agreement (the “Northland Fee Agreement”) in which, among other things, the parties agreed that Northland would receive an aggregate fee of $600,000 payable in (i) shares of Common Stock in an amount equal to $325,000, to be calculated using the VWAP of the Common Stock over the five trading days immediately preceding the 30th day following the closing of the Business Combination and (ii) a cash payment in the amount of $275,000, payable upon the first anniversary of the closing of the Business Combination. On May 9, 2023, the Company issued 81,794 shares of Common Stock to Northland. Pursuant to the Northland Fee Agreement.

Note 12 Stock based compensation

Employee Stock Option Plan 2014 (“ESOP 2014”)

Near Holdings previously maintained the ESOP 2014, under which the stock based awards such as options may be granted to employees, directors and advisors on such terms as may be approved by the Board of directors. The Company has granted stock options to its eligible employees, directors and advisors, which are convertible into equivalent number of shares of Common Stock once exercised. Upon vesting, the respective person acquired Common Stock as per their respective grant letter.

Options granted under this plan are exercisable up to 10 years after the options are vested. Options issued to employees under this plan vest typically over a four year period and were contingent upon continued employment on each vesting date. In general, options granted vest 25% after the first year of service and ratably each quarter over the remaining 12 quarter period.

No share options were exercised and no stock options were granted during the six months ended June 30, 2022.

The total share-based compensation cost recognized for the six months ended June 30, 2022 was $603,882.

Effective as of April 1, 2022, each option award granted under the ESOP 2014 (whether any portion was a vested or unvested) was cancelled for no consideration without a concurrent replacement award (restricted stock units) as the terms of the restricted stock units awards including number of awards and related vesting conditions were not finalized. Therefore, the cancellation transaction was accounted for as a repurchase for no consideration. Previously unrecognized compensation cost for unvested options of $556,494 was recognized at the cancellation date of April 1, 2022.

2023 Equity Incentive Plan

Prior to the Business Combination, Near Holdings maintained the 2022 Employee Restricted Stock Unit Plan to issue such number of restricted stock units (“RSUs”) at such price and on such terms and conditions as may be fixed or determined by the management.

On March 20, 2023, the stockholders of KludeIn approved the Near Intelligence, Inc. 2023 Equity Incentive Plan which became effective on the Closing Date.

On March 21, 2023, the Near Holdings Board of Directors cancelled an aggregate of 37,850 RSUs originally granted under the 2022 Employee Restricted Stock Unit Plan. The foregoing amounts represent the number of RSUs prior to the application of the Conversion Ratio. The RSUs were cancelled for no consideration.

On the Closing Date, each outstanding Near Holdings RSUs (whether vested or unvested) were converted into a restricted stock unit for Common Stock issued under the 2023 Equity Incentive Plan, such assumed RSUs continued to have and be subject to substantially the same terms and conditions as were applicable to such RSUs under the Near Holdings 2022 Employee Restricted Stock Unit Plan.

As of June 30, 2023, the aggregate number of shares available for issuance under the 2023 Equity Incentive Plan (the “2023 Plan”) was capped at 5,895,263 (the “Available Shares”) . In addition, the 2023 Plan reserves shares of Common Stock for settlement of the Assumed RSUs, which will not otherwise count against the number of shares of Common Stock authorized for issuance as awards under the 2023 Plan. The maximum number of Common Stock that may be issued on the exercise of ISOs under the 2023 Plan is up to the maximum number of shares reserved for issuance under the 2023 Plan. On the first day of each calendar year beginning January 1, 2023 and ending January 1, 2032, the Available Shares shall be increased by a number of shares equal to the lesser of (a) 5% of the aggregate number of shares outstanding on December 31 of the immediately preceding calendar year and (b) such smaller number of Shares as determined by the Committee.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 12 Stock based compensation (Cont.)

The summary of RSUs activity for the six months ended June 30, 2023 is set out below:

	For the six months ended June 30, 2023
	Number of shares	Weighted average grant date fair value per share*
Unvested Units as of December 31, 2022	5,968	1,351.15
Retroactive application of Conversion Ratio	636,309	(1,338.60)
Unvested units as of December 31, 2022	642,277	12.55
Granted*	2,333,745	10.57
Vested pending settlement	(127,992)	12.98
Vested settled	(152,940)	12.97
Cancelled	(149,094)	12.10
Unvested units as of June 30, 2023	2,545,996	10.71

*	Out of the total RSUs granted, 2,133,949 RSUs were granted on January 1, 2023 (1,380,326 was granted to a director) and the fair value of the RSUs is estimated based on the fair value of the Near Intelligence, Inc. Common Stock which reflects a pre-money enterprise value as at the grant date and 199,796 RSUs were granted to directors on March 23, 2023 and the fair value of each RSUs is the market price of one common share of the Company on the date of grant.

As of June 30, 2023, total RSUs vested were 5,093,940 (post application of the Conversion Ratio), of which 4,074,944 RSUs were cancelled for no consideration, 729,086 RSUs were gross settled and 289,910 RSUs are pending settlement and shares in respect of which will be issued in 2023 after withholding shares to the extent of minimum statutory withholding taxes.

Total compensation cost for RSUs amounted to $10,953,709 for the six months and $5,114,592 for the three months ended June 30, 2023. Total compensation cost for RSUs amounted to $62,486,034, which included $61,709,849 towards fully vested RSUs for the three and six months ended June 30, 2022.

As of June 30, 2023, the total remaining unrecognized stock-based compensation cost for unvested RSUs amounted to approximately $16.57 million, which will be recognized over the weighted average remaining requisite vesting period of 0.82 years.

See Note 22 for a description of the subsequent events related to the 2023 Plan.

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

Further, in connection with the Financing Agreement with Blue Torch Finance LLC, the Company granted warrants to lenders which are exercisable for an aggregate of 1,039,996 shares of the Common Stock at $0.001 per share.

These warrants have been treated as a liability whereby the value of the warrant is estimated at the date of grant and recorded as a liability and as a discount on the loan facility. The warrant liability is revalued to fair value at each reporting date with the corresponding earnings (loss) reflected in the condensed consolidated statements of operations as a ‘Change in fair value of derivative liabilities’. The fair value of the warrant liability is presented under the caption ‘Derivative liabilities’ on the face of the condensed consolidated balance sheet. The discount is amortized ratably through the original maturity date and each of the extended maturity dates.

The estimated fair value of the Company’s warrant liabilities, all of which are related to the detachable warrants issued in connection with the loan facilities, were estimated using a closed-ended option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of Common Stock and current interest rates.

Near Intelligence, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements

(in $, except per share data and share count)

Note 13 Derivative liabilities (Cont.)

A comparison of the assumptions used in calculating estimated fair value of such warrant liabilities as of June 30, 2023 and December 31, 2022 is as follows:

	June 30,	December 31,
	2023	2022
Volatility	59.99%	85.0% – 91.8%
Risk-free rate	4.43% – 5.13%	3.8% – 3.9%
Contractual term (years)	1.51 – 3.35	6.1 – 9.9
Exercise price	4.64 – 9.75	4.64 – 14.04
Number of warrants in aggregate	1,610,731	1,610,731

Refer to note 19 for details on fair valuation methodology and summary of the changes in fair value.

Public warrants and private placement warrants

KludeIn’s 8,625,000 Public Warrants and 5,200,000 Private Placement Warrants remained outstanding and became warrants for the Company upon the close of the Business Combination.

As of June 30, 2023, there were 8,625,000 Public Warrants outstanding. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) 30 days after the consummation of a Business Combination or (b) 12 months from the closing of the KludeIn initial public offering. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

As of June 30, 2023, there were 5,200,000 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the shares of Common Stock issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Public Warrants and Private Placement Warrants are treated as liabilities and are revalued to fair value at each reporting date with the corresponding earnings (loss) reflected in the condensed consolidated statements of operations as a ‘Changes in fair value of derivative liabilities’. The fair value of warrant liability is presented under the caption ‘Derivative liabilities’ on the condensed consolidated balance sheet.

Near Intelligence, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in $, except per share data and share count)

Note 13 Derivative liabilities (Cont.)

Assumptions used in calculating the estimated fair value of public warrants and private placement warrants as of June 30, 2023 are as follows:

June 30,
2023
Volatility	59.98%
Risk-free rate	4.18%
Dividend yield	0%
Stock price	$1.40
Remaining term (years)	4.73
Exercise price	$11.50
Number of warrants in aggregate	13,825,000

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

Upon the closing of the Business Combination, 307,298.151 shares of redeemable convertible preferred stock issued and outstanding were converted into 33,083,858 shares of Common Stock of the Company at the Conversion Ratio. As of June 30, 2023, no shares of redeemable convertible preferred stock were outstanding.

Note 15 Common stock

As of June 30, 2023, the Company was authorized to issue 300,000,000 shares of Common Stock, $0.0001 par value per share, and 50,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

As a result of the Business Combination, all of KludeIn’s Class A common stock and Class B common stock automatically converted into 4,274,125 shares of Common Stock on a one-for-one basis and 83,830.894 shares of Near Holdings common stock issued and outstanding were converted into 9,025,160 shares of Common Stock at the Conversion Ratio.

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

As of June 30, 2023 and December 31, 2022, 50,588,257 and 8,296,074 shares of Common Stock were issued and outstanding, respectively.

The following table summarizes the Common Stock reserved for future issuance on an as-converted basis:

	June 30, 2023	December 31, 2022
Conversion of outstanding redeemable convertible preferred stock	-	33,083,858
Restricted stock units (vested pending settlement and unvested)	2,835,906	5,455,290
Warrants	15,647,465	1,610,731
Convertible debentures	33,875,992	-
Remaining shares available for future issuance under the RSU plan	2,330,271	3,553,731

Note 16 Revenue

The Company primarily derives subscription based revenue from customers’ access to its cloud based data intelligence platform. The customers use the platform to obtain actionable market intelligence in order to execute their digital marketing campaigns.

The following table summarizes revenue by the Company’s service offerings:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Core subscription revenue	$15,835,828	$13,442,942	$29,476,572	$25,927,307
Sale of operational products recognized point in time	1,873,580	1,396,408	3,740,554	2,970,645
	$17,709,408	$14,839,350	$33,217,126	$28,897,952

Disaggregation of revenue

The following table shows the disaggregation of revenue by geographic areas, as determined based on the country location of its customers:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Australia & New Zealand	$909,020	$1,380,824	$1,591,660	$2,326,890
Europe	5,317,794	3,243,819	9,662,327	6,873,611
South east Asia	509,539	242,705	853,767	427,252
United States	10,398,961	9,751,350	20,049,891	18,886,958
Rest of World	574,094	220,652	1,059,481	383,241
	$17,709,408	$14,839,350	$33,217,126	$28,897,952

There were two customers that individually represented 25.0% and 19.6% of the Company’s revenue for the three months ended June 30, 2023 and two customers that individually represented 29.8% and 15.5% of the Company’s revenue for the three months ended June 30, 2022.

There were two customers that individually represented 26.7% and 20.8% of the Company’s revenue for the six months ended June 30, 2023 and two customers individually represented 30.5% and 16.4% of the Company’s revenue for the six months ended June 30, 2022.

There were two customers that individually represented 57.0% and 12.1% of the Company’s accounts receivable balance as of June 30, 2023 and two customers that individually represented 61.4% and 10.8% of the Company’s accounts receivable balance as of December 31, 2022.

Deferred revenue

Revenue recognized out of the Company’s deferred revenue balance at the beginning of the period was $2,398,053 and $1,521,406 for the six months ended June 30, 2023 and 2022, respectively, and for the three months ended June 30, 2023 and 2022 was $914,226 and $612,024, respectively.

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

The Company recognized income tax expense of $320,962 and $137,863 for the six months ended June 30, 2023 and 2022, respectively, representing an effective tax rate of (-0.9%) and (-0.2%), respectively. The Company recognized income tax expense of $200,444 and $76,172 for the three months ended June 30, 2023 and 2022, respectively, representing an effective tax rate of (-1.1%) and (-0.1%), respectively. There has been no significant movement in the statutory and effective tax rate during the three and six months ended June 30, 2023 and 2022. The estimated annual effective income tax rate is primarily driven by the valuation allowance and non-deductible expenses. The Company continues to incur U.S. operating losses and has minimal profits in some of its foreign jurisdictions.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some, or all, of its deferred tax assets will not be realized in the future. The Company evaluates and weighs all available evidence, both positive and negative, including its historic operating results, future reversals of existing deferred tax liabilities, as well as projected future taxable income. The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in earnings performance and future earnings projections, among other factors, may cause the Company to adjust the valuation allowance on deferred tax assets, which could materially impact the income tax expense in the period the Company determines that these factors have changed. As of June 30, 2023, the Company continues to maintain a full valuation allowance on its deferred tax assets except in certain foreign jurisdictions.

The Company’s major tax jurisdictions are the U.S., Singapore, France and India and the Company also files income tax returns in other various U.S. states and international jurisdictions. In the U.S., the statute of limitations for Internal Revenue Service examinations remains open for the Company’s federal income tax returns for fiscal years after 2018. The Company’s subsidiaries in India are open to examination by relevant taxing authorities for tax years beginning on or after April 1, 2019. The status of U.S. federal, state and foreign tax examinations varies by jurisdiction. The Company does not anticipate any material adjustments to its condensed consolidated financial statements resulting from tax examinations currently in progress.

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

Near Intelligence, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in $, except per share data and share count)

Note 18 Net loss per share attributable to common stockholders

The following table sets forth the computation of basic and diluted net loss per share attributable to common stockholders:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net loss attributable to common stockholders	(17,741,780)	(70,427,688)	(36,899,928)	(74,235,860)
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	48,820,697	9,830,720	32,807,291	8,794,947
Net loss per share attributable to common stockholders, basic and diluted	(0.36)	(7.16)	(1.12)	(8.44)

The following outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect:

	For the six months ended June 30,
	2023	2022
Redeemable convertible preferred stock	$—	$33,083,858
Unvested restricted stock units	2,545,996	5,234
Warrants	15,647,465	816
Convertible debentures	33,875,992	—
Total	$52,069,453	$33,089,908

Near Intelligence, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in $, except per share data and share count)

Note 19 Fair value measurements

The Company measures certain financial assets and liabilities, including derivative instruments, at fair value on a recurring basis. The fair value measurements of these financial assets and liabilities were determined using the following inputs as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liabilities – Borrowings(1)	—	—	9,390,670	9,390,670
Warrant liabilities – Public warrants(2)	—	—	1,035,000	1,035,000
Warrant liabilities – Private placement warrants(2)	—	—	676,000	676,000
Embedded derivative(3)	—	—	4,972,851	4,972,851
Working capital loan(4)	—	—	1,143,000	1,143,000

	As of December 31, 2022
	Fair value measurements at reporting date using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant other unobservable inputs	Total
	(Level 1)	(Level 2)	(Level 3)
Liabilities
Warrant liabilities borrowings(1)	—	—	16,765,776	16,765,776

(1)	The fair value of the warrant liabilities, which are related to the detachable warrants issued in connection with the Harbert and Blue Torch borrowings, were estimated using a Black-Scholes option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.
(2)	Public Warrants and Private Placement Warrants were estimated using a Black-Scholes option pricing model utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates.
(3)	The fair value of the embedded derivative liability of the Convertible Debentures was estimated using Monte Carlo simulation utilizing assumptions related to the contractual term of the instruments, estimated volatility of the price of the Common Stock and current interest rates
(4)	The discounted cash flow method was used to fair value the working capital loan.

Near Intelligence, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in $, except per share data and share count)

Note 19 Fair value measurements (Cont.)

The following table presents the changes in fair value of warrant liabilities issued in relation to borrowings:

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Liability at beginning of the period	$9,475,769	$3,676,711	$16,765,776	$5,376,932
Additions	—	333,479	—	333,479
Change in fair value(1)	(85,099)	15,493	(7,375,106)	(1,684,728)
Liability at end of the period	$9,390,670	$4,025,683	$9,390,670	$4,025,683

The following table presents the changes in fair value of the public and private placements warrants:

	For the three months ended June 30, 2023	For the six months ended June 30, 2023
Liability at beginning of the period	$1,520,750	$—
Acquired in the Business Combination	—	2,296,333
Change in fair value(1)	190,250	(585,333)
Balance as of June 30, 2023	$1,711,000	$1,711,000

The following table presents the changes in fair value of the embedded derivative on convertible debentures:

	For the three months ended June 30, 2023	For the six months ended June 30, 2023
Liability at beginning of the period	$708,505	$—
Addition during the year	7,069,378	7,777,883
Change in fair value	(2,805,032)	(2,805,032)
Balance as of June 30, 2023	$4,972,851	$4,972,851

The following table presents the changes in fair value of the working capital loan:

	For the three months ended June 30, 2023	For the six months ended June 30, 2023
Liability at beginning of the period	$1,183,335	$—
Acquired in Business Combination	—	421,900
Change in fair value(1)	(40,335)	721,100
Balance as of June 30, 2023	$1,143,000	1,143,000

(1)	Changes in the fair value of warrant liabilities and working capital loans are reported in the condensed consolidated statements of operations. The Company has determined that no adjustments to the fair values of its instruments recorded under the fair value option for instrument-specific credit risk were required.

Near Intelligence, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in $, except per share data and share count)

Note 19 Fair value measurements (Cont.)

The Company did not make any transfers between the levels of the fair value hierarchy during the six months ended June 30, 2023 and 2022.

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

Note 20 Commitments and Contingencies

Commitments

The following table presents the Company’s future minimum purchase commitments at June 30, 2023. Purchase commitments primarily include contractual commitments for the purchase of data, hosting services and software as a service arrangement:

Contractual commitments
2023 (July to December)	$1,650,000
2024	3,600,000
$5,250,000

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

Note 21 Related party transactions

Transactions with Near Pte. Ltd. and its affiliates are considered to be related parties due to the Company’s executive’s direct ownership as well as his executive position in both the Company and Near Pte. Ltd. During the year ended December 31, 2022, the Company advanced to Near Pte. Ltd. an amount of $1,777,675 bearing interest at 2.88% per annum. The advance to related party including accrued interest of $32,358 has been repaid as of June 30, 2023.

During year ended December 31, 2022, the Company obtained borrowings of $2,213,493 from Near India Private Limited, an affiliate of Near Pte. Ltd., bearing interest at 7% per annum. Short-term borrowing to related parties including accrued interest of $49,141 with a foreign exchange impact of $7,912 is included in accrued expenses and other current liabilities on the consolidated balance sheet as of June 30, 2023. The Company has repaid $2,126,860 during the six month period ended June 30, 2023 and $118,633 during the year ended December 31, 2022.

Near Intelligence, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(in $, except per share data and share count)

Note 22 Subsequent events

The Company has evaluated and recognized or disclosed subsequent events, as appropriate, through the date these condensed consolidated financial statements were available to be issued.

Amendment No. 4 to Financing Agreement

Under the Financing Agreement the Company is required to maintain a ratio of indebtedness to recurring revenue, or Leverage Ratio (as defined in the Financing Agreement), below specified thresholds. As described above in Note 9, the Company issued $19.9 million in aggregate principal amount of Convertible Debentures on March 31, 2023 and May 18, 2023, which are subordinate to all obligations of the Company to Blue Torch under the Financing Agreement. As a result of the Convertible Debentures being treated as indebtedness for purposes of calculating the Leverage Ratio pursuant to the Financing Agreement, the Company failed to maintain the required Leverage Ratio for the test period ending on May 31, 2023, and such failure constituted an event of default under the Financing Agreement (the “Leverage Ratio Default”). On July 7, 2023, the Company received a Notice of Default and Reservation of Rights letter from Blue Torch, in which Blue Torch reserved all rights and remedies related to the Leverage Ratio Default under the Financing Agreement and elected to postpone application of a post-default rate provided for under the Financing Agreement.

On July 18, 2023, the Company entered into that certain Amendment No. 4 to Financing Agreement (“Amendment No. 4”) by and among Near Intelligence LLC, the Company’s subsidiary guarantors, the Required Lenders (as defined therein) and Blue Torch, as administrative agent, pursuant to which, among other things, the parties agreed to amend certain terms of the Financing Agreement relating to the Leverage Ratio to provide that the Convertible Debentures will not be treated as indebtedness for purposes of calculating the Leverage Ratio pursuant to the Financing Agreement, nor will any other convertible notes, debentures or similar securities of the Company that constitute Subordinated Indebtedness (as defined in Financing Agreement). In addition, Amendment No. 4 gave effect to an optional prepayment (the “Optional Prepayment”) previously contemplated between the Company and Blue Torch, by providing for the release to Blue Torch of 100% of the remaining loan proceeds held in a controlled account, which proceeds were applied as an optional prepayment to reduce the outstanding principal amount of the loans under the Financing Agreement by $29 million (the “Prepayment Amount”) and to pay accrued and unpaid interest on the Prepayment Amount. In addition, a prepayment premium in the amount of $1,742,047.02 (the “PIK Payment”) was paid-in-kind and capitalized to the outstanding principal amount of the loans. After giving effect to the application of the Prepayment Amount and the PIK Payment, the principal balance of the loans under the Financing Agreement was $76,742,047.02 as of July 18, 2023.

Further, pursuant to Amendment No. 4, Blue Torch waived the Leverage Ratio Default and agreed to forbear from exercising its default-related rights and remedies against the Company solely with respect to the Leverage Ratio Default, which waiver included (i) waived application of a post-default interest rate, (ii) acknowledgment and agreement that a Deferred Fee Trigger Event (as defined in the Financing Agreement) had not occurred as a result of the Leverage Ratio Default, and (iii) confirmation that (A) no existing loan had been or shall be converted to a loan with an interest rate determined by the Reference Rate (as defined in the Financing Agreement) as a result of the Leverage Ratio Default and (B) no other fees were or shall be due and payable as a result of the Leverage Ratio Default.

2023 Plan Amendment

On July 26, 2023, the Company’s stockholders approved an amendment to the 2023 Plan to increase the number of shares of Common Stock reserved for issuance pursuant to awards under the 2023 Plan by 5,537,250 shares for a total of 11,432,783 shares (the “2023 Plan Amendment”). As a result, the 2023 Plan Amendment became effective on July 26, 2023. Of such reserved shares, 3,368,722 shares are reserved for issuance to certain members of Near’s management team in the form of performance-based grants (the “Management Performance Awards”), while the remaining 8,064,061 shares of Common Stock are generally available for the issuance of any type of equity award under the 2023 Plan to any eligible plan participant, including Near’s employees, consultants and directors.

Conversion of Convertible Debentures

On July 20, 2023, the Company issued 961,161, shares of Common Stock to YA II PN, Ltd. (“Yorkville”) upon conversion of $922,826 of the outstanding principal amount of Yorkville’s Part B Convertible Debenture and $143,389 of accrued interest, at a conversion price of $1.1093 per share. Following this conversion, the remaining principal balance of Yorkville’s Part B Convertible Debenture was $7,800,000.

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

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Form 10-Q may constitute “forward-looking statements” for purposes of the federal securities laws. Forward-looking statements are any statements that look to future events and include, but are not limited to, statements regarding our business strategy; anticipated future operating results and operating expenses, cash flows, capital resources, and liquidity; trends, opportunities and risks affecting our business, industry and financial results; the expected benefits of use of our solutions; future expansion or growth plans and potential for future growth; our ability to attract new clients to purchase our solutions; market acceptance of our solutions; the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months; acquisitions; and our expectations or beliefs concerning future events. In addition, the words “anticipates,” “appear,” “approximate,” “believe,” “continue,” “could,” “estimate,” “expect,” “foresee,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “seek,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our ability to continue as a going concern;

●	our ability to raise the additional financing necessary to meet our liquidity needs and fund our operations, which we may not be able to obtain on favorable terms or at all;

●	our ability to generate sufficient revenue to achieve and sustain profitability;

●	we may be unable to attract new customers or retain existing customers, and given that a significant portion of our revenue is derived from a limited number of customers, the loss or decline in revenue from any of these customers would harm our business, results of operations and financial condition;

●	the Financing Agreement contains restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity;

●	substantial regulation and the potential for unfavorable changes to, or our failure to comply with, these regulations, which could substantially harm our business and operating results;

●	the level of demand for and market utilization of our solutions and products;

●	developments and projections relating to our competitors and industry;

●	our management team’s limited experience managing a public company;

●	the possibility that we need to defend ourselves against fines, penalties and injunctions if we are determined to be promoting products for unapproved uses;

●	our dependency upon third-party service providers for certain technologies;

●	our ability to maintain the listing of the Common Stock or the Public Warrants on Nasdaq;

●	the risk that our significant increased expenses and administrative burdens as a public company could have an adverse effect on our business, financial condition and results of operations; and

●	the other factors set forth in the section of this Form 10-Q entitled “Risk Factors.”

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

Near products are designed to enhance customer revenue and return on investment through the use of marketing and operational intelligence. The Near Platform’s patented technology gathers data on an estimated 1.6 billion unique user IDs and 70 million points of interest in more than 44 countries. Near calculates the 1.6 billion unique users ID estimate by dividing the total number of connected devices in Near’s Platform by the average number of connected devices each user owns. As of December 31, 2022, the Near Platform gathers information from 2.6 billion unique devices based on a unique device identifier. According to the research report written by bankmycell.com, available at https://www.bankmycell.com/blog/how-many-phones-are-in-the-world#:~: text=According%20to%20Statista%2C%20the%20current,world’s%20population%20owns%20a%20smartphone, the average person owns 1.63 connected devices. Dividing 2.6 billion connected devices in Near’s Platform by the average number of connected devices each user owns (1.63 devices) results in an estimated unique user total of 1.6 billion.

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

Near’s identity resolution database includes information an enterprise owns and collects about its own customers (first-party data) and information collected by external applications and other companies (third-party data) to aggregate a large scale store of consumer behavior data using multiple consumer identifiers, such as mobile ad IDs, hashed email addresses and cookie IDs, into one unified persistent identifier. The identifier is then enriched using our platform API function with attributes such as age range, gender, income range, brand affinities, behavior profiles and online interests that collectively round out the picture of the specific consumer. We believe this enriched data set provides actionable marketing intelligence and operational intelligence through our Allspark and Pinnacle products, respectively.

Near also seeks to ensure that individual privacy and control over personal data remains a central focus. Near seeks to ensure that the Near Platform and its products are materially compliant with applicable privacy regulations, including the EU Cookie Directive, GDPR and the CCPA/CPRA. Near historically has undertaken extensive privacy audits at regular intervals that are certified by recognized privacy certification companies such as TRUSTe and ePrivacy. Near reapplied for TRUSTe certificate post-merger and reorganization and recently received the TRUSTe certificate that is valid until March 28, 2024. Furthermore, Near’s identity resolution database does not rely solely on third-party cookies or IDFA, but is able to provide a persistent identifier for individual devices by connecting various real-world and online signals of consumers using data from various sources, including hashed emails, demographics, mobility patterns and more. Even though Near has no direct interaction with the end consumers, Near publishes a privacy notice containing information on how consumers may opt-out of Near’s data processing, in accordance with the “do not sell or share” privacy requirement under CCPA, and similar privacy laws and regulations granting consumers the right to access, correct, and delete their personal data. Near also takes steps to ensure that its data providers post adequate privacy notices and obtain appropriate levels of consent associated with the consumer data to be shared with Near. In the event a data partner receives a request from a consumer to delete their data, the data partner is contractually obligated to relay that information to Near and Near in turn deletes the data of such consumer in accordance with applicable privacy laws.

Near has a global presence, with its business being bifurcated in two distinct markets, one being the U.S. region and the other being the International region (rest of the world except U.S.). The majority of Near’s customers and revenue come from the U.S. region. For the six months ended June 30, 2023 and 2022, the U.S. region accounted for 60% and 65%, respectively, of Near’s revenue and the International region accounted for the rest of the revenue. For the three months ended June 30, 2023 and 2022, the U.S. region accounted for 59% and 66%, respectively, of Near’s revenue and the International region accounted for the rest of the revenue.

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

Business Model

Our primary source of generating revenue is providing subscriptions to our proprietary Near Platform. The subscription fee includes use of the Near Platform, access to various outputs, reports generated through the Near Platform and access to customer support. Revenue realized from our subscription customers generally ranges from one to three years. For the three months ended June 30, 2023 and 2022, our subscription-based revenue comprised approximately 89% and 91% of our total revenue, respectively. For the six months ended June 30, 2023 and 2022, our subscription-based revenue comprised approximately 89% and 90% of our total revenue, respectively. Other than the subscription model, we also used fixed fee models for marketing/operational intelligence use cases. Although we have multiple products that complement each other, our strategy relies on providing prospective customers with an opportunity to use the Near Platform to demonstrate its value. Some customers try our products and/or evaluate data during a short trial period of typically a month, to determine the commercial value they can derive by subscribing to the Near Platform. This short trial period, in which prospective customers have access to certain functionality of the Near Platform is free of charge. In other cases, a customer may be onboarded to try one of our products for a one-use case, with the potential that the customer has multiple other use cases. This one-use case is usually termed a data evaluation or proof of concept (together a “POC”), for which we may charge a fee. The amount of revenue recognized from such POC arrangements are nominal and are not tracked separately by us. Instead, any revenue generated from POC arrangements are reflected under the header “Revenue” in our condensed consolidated statement of operations. If customers experience the return on investment generated during the POC phase, they may choose to subscribe to the Near Platform, which helps us to expand different use cases across customer departments and countries. Eventually, the existing customer base is offered other products which can help customers derive additional value and help us achieve further expansion. This land-and-expand model has proven successful in allowing us to open up budgets across organizations.

Key Performance Metric — Net Revenue Retention

The key performance measure that management uses to help it evaluate the health of our business, identify trends affecting its growth, formulate goals and objectives and make strategic decisions is Net Revenue Retention (“NRR”). NRR is a metric that measures recurring revenue generated from existing customers over a set period of time and is used to monitor the sustainability of revenue growth. NRR calculates the percentage of revenue retained from existing customers over the specified period of time, including upgrades, downgrades, cross selling, and cancellations by such customers. Because NRR only looks at an existing cohort of customers over a period of time and not new customer sales, management believes it is a true reflection of aggregated revenue growth and the core key performance measure we use to measure usage and engagement across our platform. NRR is increased by account expansion and lowered by account downgrades and churn. We calculate NRR by dividing the last twelve months of subscription revenue from the relevant reporting period by the revenue from that same customer group a year earlier. NRR of greater than 100% means aggregated revenue from the existing customer base is expanding, while NRR of less than 100% shows revenue from that customer base is lowering. As of June 30, 2023 and December 31, 2022, our Pro Forma NRR was 112% and 120%, respectively. The 2022 NRR had a base effect due to scaling of clients.

The June 30, 2023 Pro Forma NRR was in line with our expected NRR run rate in the normal course of business except for some short term volatility which should get addressed during the course of the year. Because NRR measures the percentage of recurring revenue retained over a twelve-month period, if a customer comes onboard late in the initial twelve-month period in which the NRR is calculated and then grows significantly over the next twelve months, the NRR for that customer will be high for that measurement period. As time goes by, the NRR for that customer will normalize. The steady state NRR on an annualized basis is expected to be 120%.

We continually strive to drive higher NRR by focusing on customer needs during the sales process and dedicating customer service resources to engage the customer and ensure the platform is fulfilling their existing needs, while looking for ways in which to expand their usage going forward.

Onboard, Retain and Expand

●	Customers expand an initial use case by tracking additional markets or regions to gain greater insights across geographies. Once a customer sees the value in a particular market, it is very common to want to expand that knowledge into multiple other areas. Since most of our larger customers are international, it is easy to show the value derived across their organization and we can sell them an enterprise-wide subscription contract;

●	Customers expand into new use cases by using our platform for additional digital products and insights. We have a suite of reports and deliverables that allow customers to learn more about their market, their competition, and their customers. By utilizing these additional products, we expand deeper into the organization and unlock additional budgets; and

●	Customers expand by layering on additional complementary offerings, such as our advertising platform, Allspark. A customer can use Allspark to learn who to reach and then can advertise directly to those customers through the use of our advertising product, Engage. The effectiveness of the campaign can then be measured with Compass. With our suite of products, we believe we can empower and expand deeply and broadly across their organization.

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

As of June 30, 2023, we had revenue generating customers across the globe and we feel that the Near Platform can help businesses in all stages of maturity and across all industries to help produce better results. Our revenue for the three months ended June 30, 2023 was $17.7 million, an increase of $2.9 million from the three months ended June 30, 2022. Our revenue for the six months ended June 30, 2023 was $33.2 million, an increase of $4.3 million from the six months ended June 30, 2022.

Recent Developments

Business Combination

On March 23, 2023, we consummated the business combination (the “Business Combination”) contemplated by that certain Agreement and Plan of Merger, dated as of May 18, 2022 (as amended from time to time, the “Merger Agreement”), by and among KludeIn I Acquisition Corp., a Delaware corporation (“KludeIn”), Paas Merger Sub 1 Inc., a Delaware corporation and wholly owned subsidiary of KludeIn, Paas Merger Sub 2 LLC, a Delaware limited liability company and wholly owned subsidiary of KludeIn, and Near Intelligence Holdings Inc., a Delaware corporation (“Near Holdings”).

As a result of the Business Combination, we received approximately $2.0 million from the KludeIn trust account (the “Trust Account”) and incurred approximately $25.4 million of related legal, financial advisory and other professional fees.

For accounting purposes, the Business Combination was treated as the equivalent of Near Holdings issuing stock for the net assets of KludeIn, accompanied by a “recapitalization”. Under this method of accounting, KludeIn was treated as the acquired company for financial accounting and reporting purposes under GAAP.

Blue Torch Financing Agreement

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

Further, (a) we were required to, on or prior to March 31, 2023, raise additional capital from the issuance of subordinated indebtedness or equity securities (“Junior Capital”) in an amount that, together with net cash proceeds from the Trust Account, equaled or exceeded $8.0 million, and (ii) secure commitments constituting Junior Capital of at least $8.5 million in the aggregate (the “Committed Junior Investments”), and (b) on or prior to April 15, 2023, the Committed Junior Investments must have been funded with net cash proceeds of at least $8.5 million ((a) and (b) together, the “Junior Capital Financing Conditions”).

As described below, on March 31, 2023, we raised additional Junior Capital in an amount which, together with the net proceeds from the Trust Account, equaled or exceeded $8.0 million. However, we did not fully satisfy the other Junior Capital Financing Conditions, and, as a result, we were required to prepay all outstanding obligations under the Financing Agreement. We did not make such prepayment and our failure to comply with such mandatory prepayment obligations constituted an event of default under the Financing Agreement. In addition, the Liquidity Defaults constituted Specified Events of Default (as defined in the Financing Agreement), resulting in a 2.00% increase in the interest rate per annum until the date the Liquidity Defaults were cured or waived in writing and a $5.0 million deferred consent fee, which deferred consent fee would be added to the outstanding principal amount of the loans under the Financing Agreement.

On May 5, 2023, we entered into a Forbearance Agreement with Blue Torch (the “Initial Forbearance Agreement”), pursuant to which Blue Torch agreed to temporarily forbear from exercising its default-related rights and remedies against us solely with respect to the events of default related to the Junior Capital Financing Conditions and the Liquidity Defaults (collectively, the “Existing Defaults”) during the period beginning on the date of the Initial Forbearance Agreement and ending on the earlier to occur of (i) certain bankruptcy-related defaults under the Financing Agreement, (ii) the date on which Blue Torch delivers a notice terminating the forbearance period, which notice may be delivered at any time upon or after the occurrence of any Forbearance Default (as defined therein), or (iii) May 10, 2023. On May 10, 2023, we entered into another Forbearance Agreement with Blue Torch (the “Extended Forbearance Agreement”), which is substantially similar to the Initial Forbearance Agreement except that the forbearance period will end on the earlier to occur of (i) certain bankruptcy-related defaults under the Financing Agreement, (ii) the date on which Blue Torch delivers a notice terminating the forbearance period, which notice may be delivered at any time upon or after the occurrence of any Forbearance Default, or (iii) May 20, 2023

Effective as of May 18, 2023, the Company entered into that certain Waiver and Amendment No. 3 to Financing Agreement (“Waiver and Amendment No. 3”) with Near Intelligence LLC, the Company’s subsidiary guarantors, Blue Torch and the Required Lenders, pursuant to which, among other things, (i) Blue Torch waived the Existing Defaults and (ii) the parties agreed to amend certain terms of the Financing Agreement relating to (x) the Junior Capital Financing Conditions, (y) the minimum Liquidity requirements and (z) the leverage ratios required for withdrawals of proceeds under the Financing Agreement. In accordance with Waiver and Amendment No. 3, on or prior to May 20, 2023 (or such later date as may be agreed in writing), the net cash proceeds from the issuance of Junior Capital after March 23, 2023, plus net cash proceeds from the Trust Account following the Business Combination, must be at least $21.0 million in the aggregate (the “Amended Junior Capital Financing Condition”). In addition, the Subsequent Financing Condition was eliminated. Furthermore, (i) from April 14, 2023 to May 20, 2023, the Company may not permit its Liquidity to be less than the sum of (x) $10.0 million and (y) the DB/Harbert Deferred Payment Amount (as defined in the Financing Agreement) reduced by $3.8 million, and (ii) from May 20, 2023 forward, the Company may not permit its Liquidity to be less than $20.0 million. Additionally, pursuant to Waiver and Amendment No. 3, the parties agreed that $2.0 million of a $5.0 million deferred consent fee payable under the Financing Agreement is due and payable as of May 18, 2023, and has been automatically paid-in-kind and capitalized on the outstanding principal amount of the loans. The remaining $3.0 million of the deferred consent fee will become due and payable (i) if as of May 20, 2023, (x) the Company fails to obtain net cash proceeds from the issuance of Junior Capital after March 23, 2023 of at least $20.0 million and (y) after giving effect to payment of all outstanding fees and expenses related to the Business Combination, pro forma liquidity is not at least $32.0 million, or (ii) upon occurrence of certain other events of default under the Financing Agreement.

As described below, on May 18, 2023, the Company raised additional Junior Capital in an amount which, together with the net proceeds from the issuance of the Part A-1 Convertible Debentures and the Trust Account, equaled or exceeded $21.0 million. Accordingly, the Company has satisfied the Amended Junior Capital Financing Condition.

On June 26, 2023, we initiated conversations with Blue Torch regarding an optional prepayment (the “Optional Prepayment”) to reduce the outstanding principal amount of the loans under the Financing Agreement by the Prepayment Amount.

Under the Financing Agreement the Company is required to maintain a ratio of indebtedness to recurring revenue, or Leverage Ratio (as defined in the Financing Agreement), below specified thresholds. As described further below, the Company issued $19.9 million in aggregate principal amount of Convertible Debentures on March 31, 2023 and May 18, 2023, which are subordinate to all obligations of the Company to Blue Torch under the Financing Agreement. As a result of the Convertible Debentures being treated as indebtedness for purposes of calculating the Leverage Ratio pursuant to the Financing Agreement, the Company failed to maintain the required Leverage Ratio for the test period ending on May 31, 2023, and such failure constituted an event of default under the Financing Agreement (the “Leverage Ratio Default”). On July 7, 2023, the Company received a Notice of Default and Reservation of Rights letter from Blue Torch, in which Blue Torch reserved all rights and remedies related to the Leverage Ratio Default under the Financing Agreement and elected to postpone application of a post-default rate provided for under the Financing Agreement.

On July 18, 2023, we entered into that certain Amendment No. 4 to Financing Agreement (“Amendment No. 4”) by and among Near Intelligence LLC, the Company’s subsidiary guarantors, the Required Lenders (as defined therein) and Blue Torch, as administrative agent, pursuant to which, among other things, the parties agreed to amend certain terms of the Financing Agreement relating to the Leverage Ratio to provide that the Convertible Debentures will not be treated as indebtedness for purposes of calculating the Leverage Ratio pursuant to the Financing Agreement, nor will any other convertible notes, debentures or similar securities of the Company that constitute Subordinated Indebtedness (as defined in Financing Agreement). In addition, Amendment No. 4 gave effect to the Optional Prepayment (as defined below) previously contemplated between the Company and Blue Torch, by providing for the release to Blue Torch of 100% of the remaining loan proceeds held in a controlled account, which proceeds were applied as an optional prepayment to reduce the outstanding principal amount of the loans under the Financing Agreement by $29 million (the “Prepayment Amount”) and to pay accrued and unpaid interest on the Prepayment Amount. In addition, a prepayment premium in the amount of $1,742,047.02 (the “PIK Payment”) was paid-in-kind and capitalized to the outstanding principal amount of the loans. After giving effect to the application of the Prepayment Amount and the PIK Payment, the principal balance of the loans under the Financing Agreement was $76,742,047.02 as of July 18, 2023.

Further, pursuant to Amendment No. 4, Blue Torch waived the Leverage Ratio Default and agreed to forbear from exercising its default-related rights and remedies against the Company solely with respect to the Leverage Ratio Default, which waiver included (i) waived application of a post-default interest rate, (ii) acknowledgment and agreement that a Deferred Fee Trigger Event (as defined in the Financing Agreement) had not occurred as a result of the Leverage Ratio Default, and (iii) confirmation that (A) no existing loan had been or shall be converted to a loan with an interest rate determined by the Reference Rate (as defined in the Financing Agreement) as a result of the Leverage Ratio Default and (B) no other fees were or shall be due and payable as a result of the Leverage Ratio Default. See “Liquidity and Capital Resources — Borrowings” below for additional information regarding the Financing Agreement.

Convertible Debenture Financings

Part A-1 Convertible Debentures

As previously disclosed, on March 31, 2023, we entered into a securities purchase agreement (the “Part A-1 Securities Purchase Agreement”) with the investors listed on Schedule 1 thereto (the “Part A-1 Investors”), in connection with the issuance and sale by us of (i) convertible debentures in an aggregate principal amount of $5,969,325 (the “Part A-1 Convertible Debentures”) and (ii) warrants (the “Part A-1 Warrants”) to purchase an aggregate of 149,234 shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”).

In connection with the entry into the Part A-1 Securities Purchase Agreement and the issuance of the Part A-1 Convertible Debentures and Part A-1 Warrants, we and each of the Part A-1 Investors entered into a registration rights agreement (the “Part A-1 Registration Rights Agreement”) pursuant to which we are required to file a registration statement registering the resale by the Part A-1 Investors of the shares issuable upon conversion of the Part A-1 Convertible Debentures and the shares issuable upon exercise of the Part A-1 Warrants under the Securities Act. On May 10, 2023, we filed a registration statement on Form S-1 with the SEC registering the resale by the Part A-1 Investors of the shares issuable upon conversion of the Part A-1 Convertible Debentures and the shares issuable upon exercise of the Part A-1 Warrants, which registration statement, as amended, was declared effective by the SEC on July 31, 2023.

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

The Part A-2/Part B Convertible Debentures may not be converted into shares of Common Stock to the extent such conversion would result in the applicable Part A-2/Part B Investor and its affiliates having beneficial ownership of more than 4.99% (or in the case of one investor, 9.99%) of the Company’s then outstanding shares of Common Stock, provided that this limitation may be waived by the applicable Part A-2/Part B Investor upon not less than 65 days’ prior notice to the Company.

The Part A-2 Warrants have an exercise price of $0.01, subject to certain adjustments. The Part A-2 Warrants are currently exercisable into shares of Common Stock and expire at 5:00 p.m. Eastern Time on May 18, 2027. No portion of the Part A-2 Warrants may be exercised to the extent that, after giving effect to such exercise, the applicable Part A-2 Investor and its affiliates would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to such exercise, provided that this limitation may be waived by the Part A-2 Investor upon not less than 65 days’ prior notice to the Company.

The Part B Convertible Debentures provide that, upon the occurrence of a Trigger Event (as defined below) and subject to a Subordination Agreement among the Part B Investors and Blue Torch (the “Part B Subordination Agreement”), the Company must make monthly cash payments against the principal amount then outstanding in an amount equal to $1,000,000 of the principal amount of such Part B Convertible Debenture plus accrued and unpaid interest thereon, if any, plus a redemption premium of 5% of the triggered payment amount (each, a “Trigger Payment” and collectively, the “Trigger Payments”). A “Trigger Event” occurs if the daily VWAP is less than the Floor Price for five trading days during a period of seven consecutive trading days. The Company’s obligation to make Trigger Payments shall be reduced by an amount equal to any portion of the principal amount of such Part B Convertible Debenture, together with any accrued and unpaid interest, that, following the applicable Trigger Date, is converted into shares of Common Stock at the option of the holder. The Company’s obligation to make Trigger Payments will continue until the fifth consecutive trading day that the VWAP is greater than 110% of the Floor Price.

In connection with the entry into the Part A-2 Securities Purchase Agreement and the Part B Securities Purchase Agreement and the issuance of the Part A-2 Convertible Debentures, Part A-2 Warrants, Part B Convertible Debentures and the Commitment Fee Shares, the Company and each of the Part A-2/Part B Investors entered into Registration Rights Agreements (the “Part A-2/Part B Registration Rights Agreements”) Pursuant to the Part A-2/Part B Registration Rights Agreements, on May 31, 2023, we filed a registration statement on Form S-1 with the SEC registering the resale by the Part A-2/Part B Investors of the shares issuable upon conversion of the Part A-2 Convertible Debentures and the Part B Convertible Debentures, and the shares issuable upon exercise of the Part A-2 Warrants and the Commitment Fee Shares, which registration statement, as amended, was declared effective by the SEC on July 31, 2023.

On July 20, 2023, the Company issued 961,161, shares of Common Stock to YA II PN, Ltd. (“Yorkville”) upon conversion of $922,826 of the outstanding principal amount of Yorkville’s Part B Convertible Debenture and $143,389 of accrued interest, at a conversion price of $1.1093 per share. The remaining principal balance of Yorkville’s Part B Convertible Debenture following this conversion is $7,800,000.

Benchmark Fee Agreement

On March 6, 2023, Near Holdings engaged The Benchmark Company, LLC (“Benchmark”) as a capital markets advisor in connection with the Business Combination. In connection with that engagement, Near Holdings and Benchmark entered into a letter agreement (the “Benchmark Fee Agreement”) pursuant to which, among other things, the parties agreed that Benchmark would receive an aggregate fee of $550,000 payable in (i) shares of Common Stock in an amount equal to $275,000, to be calculated using the VWAP of the Common Stock over the five trading days immediately preceding the 30th day following the closing of the Business Combination and (ii) a cash payment in the amount of $275,000, payable upon the first anniversary of the closing of the Business Combination. On May 25, 2023, the Company issued 69,211 shares of Common Stock to Benchmark. Pursuant to the Benchmark Fee Agreement, the Company has registered such shares for resale on a registration statement on Form S-1 filed with the SEC on May 10, 2023 and declared effective on July 31, 2023.

Northland Fee Agreement

On March 13, 2023, Near Holdings engaged Northland as a capital markets advisor in connection with the Business Combination. In connection with that engagement, Near Holdings and Northland entered into a letter agreement (the “Northland Fee Agreement”) in which, among other things, the parties agreed that Northland would receive an aggregate fee of $600,000 payable in (i) shares of Common Stock in an amount equal to $325,000, to be calculated using the VWAP of the Common Stock over the five trading days immediately preceding the 30th day following the closing of the Business Combination and (ii) a cash payment in the amount of $275,000, payable upon the first anniversary of the closing of the Business Combination. On May 9, 2023, the Company issued 81,794 shares of Common Stock to Northland. In accordance with the Northland Fee Agreement, the Company has registered such shares for resale on a registration statement on Form S-1 filed with the SEC on May 31, 2023 and declared effective on July 31, 2023.

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

On May 10, 2023, we filed a registration statement on Form S-1 with the SEC registering the resale of the Advisory Fee Shares by CF&CO, which registration statement, as amended, was declared effective on July 31, 2023.

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

In addition, under the CF Fee Agreement, we must pay CFPI, in lieu of the commitment fee otherwise payable to CFPI in Commitment Shares (as defined in the Common Stock Purchase Agreement) pursuant to the Common Stock Purchase Agreement, a non-refundable cash fee equal to $2,000,000, payable on or prior to May 31, 2023, the payment of which remains outstanding.

BTIG Letter Agreement

On March 22, 2023, KludeIn and BTIG, LLC, as representative of the several underwriters (the “Representative”), entered into a letter agreement (the “BTIG Letter Agreement”) amending certain terms of the Underwriting Agreement, dated as of January 6, 2021 (the “Underwriting Agreement”), by and between KludeIn and the Representative.

Pursuant to the BTIG Letter Agreement, among other things, the parties agreed that, notwithstanding Section 1.3 or any other term or provision of the Underwriting Agreement, the Representative would receive, in lieu of the cash Deferred Underwriting Commission (as defined in the Underwriting Agreement) payable to it pursuant to the Underwriting Agreement, a number of shares (the “Deferred Compensation Shares”) of Common Stock equal to the greater of (i) 301,875 shares of Common Stock and (ii) the quotient obtained by dividing (x) $3,018,750 by (y) the VWAP of the Common Stock over the five trading days immediately preceding the date of the initial filing of the registration statement covering the resale of the Deferred Compensation Shares, provided that clause (y) will in no event be less than $2.06. The Deferred Compensation Shares shall be issued directly to the Representative and I-Bankers Securities, Inc. (“IBS”) pursuant to a written instruction letter executed by the Representative and delivered to the Company. Pursuant to Section 3.15 of the Underwriting Agreement, KludeIn’s management determined to allocate 50% of the Deferred Underwriting Commission under the Underwriting Agreement to CF&CO (or its affiliates) for serving as a financial advisor that assisted KludeIn in consummating the Business Combination. CF&CO subsequently waived its right to any Deferred Underwriting Commission. On May 9, 2023, the Company issued 1,173,747 shares of Common Stock to BTIG and 95,169 shares of Common Stock to IBS as contemplated by the BTIG Letter Agreement.

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

Cost of Revenue (exclusive of depreciation and amortization shown separately below)

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

Depreciation and Amortization

Depreciation and amortization consist primarily of depreciation of our computers and furniture and fixtures and amortization of our acquired intangibles.

Results of Operations

The results of operations presented below should be reviewed in conjunction with the unaudited condensed consolidated financial statements and notes included elsewhere in this Report. The following table sets forth our unaudited condensed consolidated results of operations data for the periods presented:

	For the three months ended June 30,
	2023	2022	Change $
Revenue	17,709,408	14,839,350	2,870,058
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	5,636,244	5,115,678	520,566
Product and technology	6,898,498	9,936,314	(3,037,816)
Sales and marketing	4,825,246	8,433,436	(3,608,190)
General and administrative	13,727,090	58,374,331	(44,647,241)
Depreciation and amortization	2,716,805	2,362,205	354,600
Total costs and expenses	33,803,883	84,221,964	(50,418,081)
Operating loss	(16,094,475)	(69,382,614)	53,288,139
Interest expense, net	4,871,951	971,785	3,900,166
Changes in fair value of derivative liabilities	(2,740,216)	15,493	(2,755,709)
Other income, net	(684,874)	(18,376)	(666,498)
Loss before income tax expense	(17,541,336)	(70,351,516)	52,810,180
Income tax expense	200,444	76,172	124,272
Net loss	(17,741,780)	(70,427,688)	52,685,908
Net loss per share attributable to common stockholders, basic and diluted	(0.36)	(7.16)	6.80
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	48,820,697	9,830,720	38,989,977

	For the six months ended June 30,
	2023	2022	Change $
Revenue	33,217,126	28,897,952	4,319,174
Costs and expenses:
Cost of revenue (exclusive of depreciation and amortization shown separately below)	10,779,803	9,393,878	1,385,925
Product and technology	15,201,772	14,836,572	365,200
Sales and marketing	9,986,916	13,125,709	(3,138,793)
General and administrative	30,241,851	61,379,651	(31,137,800)
Depreciation and amortization	5,439,255	4,741,513	697,742
Total costs and expenses	71,649,597	103,477,323	(31,827,726)
Operating loss	(38,432,471)	(74,579,371)	36,146,900
Interest expense, net	8,871,131	1,720,636	7,150,495
Changes in fair value of derivative liabilities	(10,044,371)	(1,684,728)	(8,359,643)
Other income, net	(680,265)	(517,282)	(162,983)
Loss before income tax expense	(36,578,966)	(74,097,997)	37,519,031
Income tax expense	320,962	137,863	183,099
Net loss	(36,899,928)	(74,235,860)	37,335,932
Net loss per share attributable to common stockholders, basic and diluted	(1.12)	(8.44)	7.32
Weighted-average number of shares outstanding used to compute net loss per share attributable to common stockholders, basic and diluted	32,807,291	8,794,947	24,012,344

Revenue

Revenue increased by $2.9 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, as we continue to onboard new customers and expand our user base. We also had strong upselling of our existing customers resulting in growth that was partially offset by some churn due to strategic decisions.

Revenue increased by $4.3 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily as we continue to onboard new customers and expand our user base. We also had strong upselling of our existing customers resulting in growth that was partially offset by some churn due to strategic decisions.

Cost of Revenue (exclusive of depreciation and amortization shown separately below)

Cost of revenue (exclusive of depreciation and amortization shown separately below) increased by $0.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022. The increase is primarily attributable to traffic acquisition costs in line with increase in revenue.

Cost of revenue (exclusive of depreciation and amortization shown separately below) increased by $1.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022. The increase is primarily attributable to traffic acquisition costs in line with the increase in revenue and one time data acquisition costs.

Product and Technology Expense

Product and technology expense decreased by $3.0 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to lower RSU charge and other compensation costs partially offset by our continued investments in bolstering our technology stack. We have invested heavily in improving and upgrading our existing products and continue to invest in new technologies.

Product and technology expense marginally increased by $0.4 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to continued investments in bolstering our technology stack, offset by lower RSU charge and other compensation costs We have invested heavily in improving and upgrading our existing products and continue to invest in new technologies.

Sales and Marketing Expense

Sales and marketing expense decreased by $3.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to lower RSU charge.

 Sales and marketing expense decreased by $3.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to lower RSU charge.

General and administrative expenses

General and administrative expenses decreased by $44.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily due to lower RSU expenses as compared to 2022 of $49 million partially offset by increased costs incurred for capital issuance and financing related transactions in 2023.

General and administrative expenses decreased by $31.1 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due lower RSU expenses as compared to 2022 of $44 million partially offset by the recognition of one-time transaction-and financing related costs of $10.2 million and expenses related to increased head count, primarily from the leadership team of $1.7 million.

Depreciation and amortization

Depreciation and amortization increased by $0.4 million and $0.7 million for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively, primarily due to amortization impact of intangible assets acquired in connection with the Behave Guru Pty Ltd. acquisition in October 2022.

Interest expense, net

Interest expense, net increased by $3.9 million and $7.2 million for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively, primarily due to an increase in borrowings and an increase in interest rates.

Changes in fair value of derivative liabilities

Changes in fair value of derivative liabilities was a gain of $2.7 million for the three months ended June 30, 2023 primarily due to the decrease in fair value by $2.8 million of the embedded derivatives issued in connection with the convertible debentures.

Changes in fair value of derivative liabilities was a gain of $10 million for the six months ended June 30, 2023 primarily due to the decrease in fair value by $7.2 million of the warrants issued in connection with the debt and increase in fair value by $2.8 million of the convertible debentures.

Other income, net

Other income, net increased by $0.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 primarily on account of full and final settlement of deferred settlement fee’s payable to erstwhile lenders.

Other income, net increased by $0.2 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily on account of full and final settlement of deferred settlement fee’s payable to erstwhile lenders.

Income tax expense

Income tax expense increased by $0.1 million and $0.2 million for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. The difference between statutory and effective tax rates are primarily related to valuation allowances, stock-based compensation and other non-deductible expenses.

Liquidity and Capital Resources

We have financed our operations primarily through cash generated from operations, cash from the sale of debt and equity securities and borrowing under secured financing arrangements.

For the three and six months ended June 30, 2023, the Company reported operating losses of $17.7 million and $36.9 million and for the six months ended June 30, 2023, the Company reported negative cash flows from operations of $25.3 million. As of June 30, 2023, the Company had $24.3 million of unrestricted cash and cash equivalents, a net working capital deficit of $66.9 million, and accumulated deficit of $277.7 million.

Prior to the closing of the Business Combination, a significant number of shares of Common Stock were redeemed, which resulted in a significant decrease in the gross proceeds available to us from the Business Combination.

We will need to raise additional capital in order to fund operating and investing cash flow needs and also satisfy our minimum Liquidity covenant in the Financing Agreement, which provides that the Company may not permit Liquidity to be less than $20.0 million at any time from May 20, 2023 forward. For example, if we do not raise additional capital by the end of August 2023, we expect that as a result of the quarterly interest payment payable to Blue Torch on August 28, 2023, our Liquidity will be less than $20.0 million. The Company’s failure to maintain compliance with the minimum Liquidity covenant in the Financing Agreement would constitute a breach and, if not waived or cured, would result in a default under the Financing Agreement and could trigger acceleration of Blue Torch facility obligations. Further, the Convertible Debentures also include a cross-default provision such that, if the event of default under the Financing Agreement results in the indebtedness thereunder becoming or being declared due and payable and such default is not remedied or waived, the Convertible Debentures’ investors may, upon notice to the Company, elect to declare the full unpaid principal amount of the Convertible Debentures, together with any interest and other amounts owed in respect thereof, immediately due and payable. As a result, the Company has classified amounts due under the Financing Agreement and Convertible Debentures as current liabilities on the condensed consolidated balance sheet.

Our cash flows from operations, borrowing availability, and overall liquidity are subject to risks and uncertainties. We may not be able to obtain additional liquidity on reasonable terms, or at all. In addition, our liquidity and our ability to meet our obligations and to fund our capital requirements are dependent on our future financial performance, which is subject to general economic, financial, and other factors that are beyond our control. Future demands on our capital resources associated with our debt facilities may also be impacted by changes in reference interest rates and the potential that we incur additional debt in order to fund additional acquisitions or for other corporate purposes. Future demands on our capital resources associated with transaction expenses and restructuring activities and integration costs and transaction-related compensation will be dependent on the frequency and magnitude of future acquisitions and restructuring and integration activities that we pursue. As part of our business strategy, we expect to continue to pursue acquisitions as an accelerator of growth in our core business; however, we cannot predict the magnitude or frequency of such acquisitions or investments. If we decide to pursue one or more significant acquisitions, we may, subject to the Financing Agreement, incur additional debt or sell additional equity to finance such acquisitions, which would result in additional expenses or dilution.

The Board of Directors has directed management to conduct an additional in-depth review of all operating expenses, as part of the Company’s efforts to achieve break-even operating cash flow. Nonetheless, our business may not generate sufficient cash flow from operations and future borrowings may not be available from additional indebtedness or otherwise to meet our liquidity needs. Furthermore, although there are a number of warrants outstanding, we believe the likelihood that holders will exercise such warrants is dependent on the price of our Common Stock. For example, the exercise price for the warrants sold as part of the units in the IPO (the “Public Warrants”) and the 5,200,000 warrants issued to KludeIn Prime LLC, a Delaware limited liability company (the “Sponsor”) in a private placement (the “Private Placement Warrants) is $11.50 per warrant, and the last reported sale price for our Common Stock on August 11, 2023 was $0.57. For so long as such warrants (or any other warrants) are out of money, the warrant holders are not likely to exercise their warrants and we will not receive any cash proceeds from warrant exercises. In addition, See the “Risk Factors” section of this Form 10-Q for more information.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s (“FASB”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the Company’s liquidity condition raises substantial doubt about the Company’s ability to continue as a going concern through twelve months from the date these condensed consolidated financial statements are available to be issued.

The Company plans to meet its obligations as they become due over the next twelve months by raising additional capital to support future operations through equity and debt financing sources. Management is actively pursuing financing arrangements but can provide no assurance that such financing will be available on acceptable terms, or at all. In the event we are unable to successfully raise additional capital, the Company will not have sufficient cash flows and liquidity to repay its indebtedness when it matures, or otherwise meet its cash requirements over the next twelve months, as noted above.

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

Under the terms of the Financing Agreement, we established a controlled account into which $46,000,000 of the proceeds of the total funded amount of the term loans were deposited. Upon the satisfaction of certain conditions (including no default or event of default existing and the Company maintaining the first lien leverage ratios specified in the Financing Agreement), we may request these funds to be released. Upon the occurrence and continuance of any event of default or if the Business Combination did not occur on or prior to March 31, 2023 (or such later date as may be agreed by the administrative agent in its sole discretion), then the funds could be released and applied to prepay the loans. As of December 31, 2022, the Company had withdrawn $2,000,000 out the controlled account. As of June 30, 2023, the Company had withdrawn approximately $17,000,000 out the controlled account.

On March 23, 2023, Near Holdings, its subsidiary guarantors, Blue Torch and the Required Lenders entered into Consent and Amendment No. 2, pursuant to which we agreed that (a) on or prior to March 31, 2023, (i) the Business Combination would be consummated in accordance with the terms of the Merger Agreement, in all material respects, and at a pre-money enterprise value of at least $575 million, (ii) we would raise additional Junior Capital in an amount that, together with net cash proceeds from the Trust Account, equaled or exceeded $8.0 million, and (iii) we would secure commitments constituting Junior Capital of at least $8.5 million in the aggregate (the “Committed Junior Investments”), and (b) on or prior to April 15, 2023, the Committed Junior Investments must have been funded with net cash proceeds of at least $8.5 million.

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

As described above, on March 31, 2023, we raised additional Junior Capital in an amount which, together with the net proceeds from the Trust Account, equaled or exceeded $8.0 million. However, we did not fully satisfy the other Junior Capital Financing Conditions, and, as a result, we were required to prepay all outstanding obligations under the Financing Agreement. We did not make such prepayment and our failure to comply with such mandatory prepayment obligations constituted an event of default under the Financing Agreement. Furthermore, as of April 15, 2023, our Liquidity was less than the sum of (x) $15.0 million and (y) the DB/Harbert Deferred Payment Amount and as of May 1, 2023, our Liquidity was less than the sum of (x) $20.0 million and (y) the DB/Harbert Deferred Payment Amount. As a result, we were in breach of the applicable minimum Liquidity covenants and such breaches constituted events of default under the Financing Agreement. The Liquidity Defaults constituted Specified Events of Default (as defined in the Financing Agreement), resulting in a 2.00% increase in the interest rate per annum until the date the Liquidity Defaults were cured or waived in writing and a $5.0 million deferred consent fee related to Consent and Amendment No. 2, which deferred consent fee would be added to the outstanding principal amount of the loans under the Financing Agreement.

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

On June 26, 2023, we initiated conversations with Blue Torch regarding the Optional Prepayment to reduce the outstanding principal amount of the loans under the Financing Agreement by the Prepayment Amount.

Under the Financing Agreement we are required to maintain a ratio of indebtedness to recurring revenue, or Leverage Ratio, below specified thresholds. As described above, the Company issued $19.9 million in aggregate principal amount of Convertible Debentures on March 31, 2023 and May 18, 2023, which are subordinate to all obligations of the Company to Blue Torch under the Financing Agreement. As a result of the Convertible Debentures being treated as indebtedness for purposes of calculating the Leverage Ratio pursuant to the Financing Agreement, we failed to maintain the required Leverage Ratio for the test period ending on May 31, 2023, and such failure constituted a Leverage Ratio Default. On July 7, 2023, the Company received a Notice of Default and Reservation of Rights letter from Blue Torch, in which Blue Torch reserved all rights and remedies related to the Leverage Ratio Default under the Financing Agreement and elected to postpone application of a post-default rate provided for under the Financing Agreement.

On July 18, 2023, we entered into that certain Amendment No. 4, pursuant to which, among other things, the parties agreed to amend certain terms of the Financing Agreement relating to the Leverage Ratio to provide that the Convertible Debentures will not be treated as indebtedness for purposes of calculating the Leverage Ratio pursuant to the Financing Agreement, nor will any other convertible notes, debentures or similar securities of the Company that constitute Subordinated Indebtedness. In addition, Amendment No. 4 gave effect to the Optional Prepayment previously contemplated between the Company and Blue Torch, by providing for the release to Blue Torch of 100% of the remaining loan proceeds held in a controlled account, which proceeds were applied as an optional prepayment to reduce the outstanding principal amount of the loans under the Financing Agreement $29 million (the “Prepayment Amount”) and to pay accrued and unpaid interest on the Prepayment Amount. In addition, the PIK Payment was paid-in-kind and capitalized to the outstanding principal amount of the loans. After giving effect to the application of the Prepayment Amount and the PIK Payment, the principal balance of the loans under the Financing Agreement was $76,742,047.02 as of July 18, 2023.

Further, pursuant to Amendment No. 4, Blue Torch waived the Leverage Ratio Default and agreed to forbear from exercising its default-related rights and remedies against us solely with respect to the Leverage Ratio Default, which waiver included (i) waived application of a post-default interest rate, (ii) acknowledgment and agreement that a Deferred Fee Trigger Event had not occurred as a result of the Leverage Ratio Default, and (iii) confirmation that (A) no existing loan had been or shall be converted to a loan with an interest rate determined by the Reference Rate as a result of the Leverage Ratio Default and (B) no other fees were or shall be due and payable as a result of the Leverage Ratio Default.

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

We will not have the right to commence any sales of Common Stock to CFPI under the Common Stock Purchase Agreement until the “Commencement,” which is the time when all of the conditions set forth in the Common Stock Purchase Agreement have been satisfied, including, but not limited to: (i) accuracy of our representations and warranties; (ii) accuracy of CFPI’s representations and warranties; (iii) issuance of all of the committed Common Stock into an account designated by CFPI; (iv) completion of due diligence by CFPI; (v) receipt of a written no objection notice from the Financial Industry Regulatory Authority, Inc. (“FINRA”); (vi) the consummation of the Business Combination having occurred; (vii) the Company having fulfilled all obligations under the Common Stock Purchase Agreement and the CF Registration Rights Agreement required as of such time and having delivered a compliance certificate to CFPI; (viii) the initial registration statement for the resale of the registrable securities under the CF Registration Rights Agreement having been declared effective by the SEC; (ix) no material notices from governmental authorities relating to requests for additional information or stop orders being in effect or objections by FINRA and no material misstatements or omissions in the resale registration statement. Further, pursuant to the Part B Securities Purchase Agreement, until the date all the Part B Convertible Debentures have been repaid, or unless Yorkville has given prior written consent, we may not effect any issuances pursuant to the Common Stock Purchase Agreement.

Other than as described above, after the Commencement, we will have the right from time to time at our sole discretion until the first day of the month next following the 36-month period from and after the Commencement, to direct CFPI to purchase up to a specified maximum amount of shares of Common Stock as set forth in the Common Stock Purchase Agreement by delivering written notice to CFPI prior to the commencement of trading on any trading day. We will control the timing and amount of any sales of the Common Stock to CFPI, subject to limitations set forth in the Common Stock Purchase Agreement. Actual sales of shares of Common Stock to CFPI under the Common Stock Purchase Agreement will depend on a variety of factors, including, among other things, market conditions and the trading price and trading volume of the Common Stock.

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

We will have the right to terminate the Common Stock Purchase Agreement at any time after Commencement, at no cost or penalty, upon three trading days’ prior written notice. Additionally, CFPI will have the right to terminate the Common Stock Purchase Agreement upon three days’ prior written notice to us if there is a Material Adverse Effect or a Fundamental Transaction (each as defined in the Common Stock Purchase Agreement) or we are in breach or default in any material respect of the Registration Rights Agreement, or trading in the Common Stock on the Nasdaq Global Market is suspended. No termination of the Common Stock Purchase Agreement will affect the registration rights provisions contained in the CF Registration Rights Agreement.

In connection with the execution of the Common Stock Purchase Agreement, we agreed to issue to CFPI shares of Common Stock in an amount equal to $2,000,000 at a per-share price based on the price of Common Stock on the Commencement date (the “Commitment Shares”) as consideration for CFPI’s irrevocable commitment to purchase the shares of Common Stock upon the terms and subject to the satisfaction of the conditions set forth in the Common Stock Purchase Agreement. The delivery of the requisite amount of Common Stock into an account designated by CFPI was a condition to our right to commence sales of Common Stock to CFPI set forth in the Common Stock Purchase Agreement. As described above under “Recent Developments,” under the CF Fee Agreement, we must pay CFPI, in lieu of the Commitment Shares, a non-refundable cash fee equal to $2,000,000, payable by the Company to CFPI on or prior to May 31, 2023, the payment of which remains outstanding. Furthermore, pursuant to the CF Fee Agreement, among other things, the parties agreed that, notwithstanding any term or provision of the CF Engagement Letter, CF&CO would receive, in lieu of the cash advisory fee otherwise payable to it pursuant to the CF Engagement Letter, a number of Advisory Fee Shares equal to the greater of (i) 600,000 shares of Common Stock and (ii) the quotient obtained by dividing (x) $6,000,000 by (y) the VWAP of the Common Stock over the five trading days immediately preceding the date of the initial filing of the registration statement covering the resale of the Advisory Fee Shares, provided that clause (y) will in no event be less than $2.06. We issued the Advisory Fee Shares to CF&CO on May 9, 2023.

Cash Flows

The following table summarizes the Company’s cash flows for the periods indicated:

	For the six months ended June 30,
	2023	2022
Net cash used in operating activities	$(25,281,901)	$(11,347,466)
Net cash provided by investing activities	1,803,835	1,211,004
Net cash provided by financing activities	16,535,178	16,848,051

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended June 30, 2023 was $25.3 million, primarily related to our net loss offset by changes in our working capital accounts. The net cash provided by changes in Near’s net operating assets and liabilities of $4.0 million was primarily related to a $3.2 million increase in accounts payable, $2.4 million decrease in accounts receivable and a $1.7 million increase in accrued expenses and other current liabilities partially offset by a $3.2 million increase in prepaid expenses and other current assets.

Net cash used in operating activities for the six months ended June 30, 2022 was $11.3 million, primarily related to our net loss for the period as well as changes in our working capital accounts offset by stock based compensation expense. The net cash used by changes in Near’s net operating assets and liabilities of $3.7 million was primarily related to a $11.7 million increase in accounts receivable and $1.3 million increase in prepaid and other current assets, partially offset by an $7.9 million increase in accrued expenses and other current liabilities and a $1.2 million increase in accounts payable.

Cash Flows Provided by Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $1.8 million, driven primarily by repayments of advances to related parties.

Net cash provided by investing activities for the six months ended June 30, 2022 was $1.2 million, driven by the proceeds from the sale of short-term investments.

Cash Flows Provided by Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $16.5 million, consisting primarily of proceeds from the Part A-1, A-2 and B Convertible Debentures of $19.0 million partially offset by repayments of short-term borrowings of $2.1 million.

Net cash provided by financing activities for the six months ended June 30, 2022 was $16.8 million, consisting primarily proceeds from the issuance of debt of $19.3 million, offset by repayments of short-term borrowings of $1.9 million.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and December 31, 2022, the Company did not have any off-balance sheet arrangements or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The Company’s test for goodwill impairment starts with a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. If qualitative factors indicate that the fair value of the reporting unit is more likely than not less than its carrying amount, then a quantitative goodwill impairment test is performed. For the purposes of impairment testing, the Company determined that it has only one reporting unit. The Company did not recognize any goodwill impairment charges during the three and six months ended June 30, 2023 and 2022.

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

Recent Accounting Pronouncements

See Note 3 to our unaudited condensed consolidated financial statements included elsewhere in this Report for recently adopted accounting pronouncements and recently issued accounting pronouncements not yet adopted as of the date of this Report.

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

Interest rate risk

We are exposed to interest rate risk related to our indebtedness under the Financing Agreement. As of June 30, 2023, we had $104 million in indebtedness outstanding under the Financing Agreement. Following the Optional Prepayment described elsewhere in this report, the outstanding principal balance of loans under the Financing Agreement was $76.7 million. Our borrowings under the Financing Agreement accrue interest at a floating rate per annum equal to the adjusted Term SOFR plus 9.75% (subject to a floor set at 3.891% as of the effective date). As a result of this floating rate, we may be exposed to increased interest rate risk. Interest is payable quarterly and the borrowings under the Financing Agreement are scheduled to mature on November 4, 2026. Further, under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Financing Agreement at a per annum rate equal to 2.00% above the interest rate otherwise applicable to such obligations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our principal executive officer and principal financial officer have each concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2023.

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

Risks Related to Our Business and Industry

There is substantial doubt about our ability to continue as a going concern. We will need to raise additional funding, which we may not be able to obtain on favorable terms or at all.

Our management team has determined that there is substantial doubt about our ability to continue as a going concern through twelve months from the date the unaudited condensed consolidated financial statements included in Item 1. “Financial Statements” were available to be issued. We will need to raise additional capital in order to fund operating and investing cash flow needs and also satisfy our minimum Liquidity covenant in the Financing Agreement, which provides that the Company may not permit Liquidity to be less than $20.0 million at any time from May 20, 2023 forward. For example, if we do not raise additional capital by the end of August 2023, we expect that as a result of the quarterly interest payment payable to Blue Torch on August 28, 2023, our Liquidity will be less than $20.0 million. Our failure to maintain compliance with the minimum liquidity covenant in the Financing Agreement would constitute a breach and, if not waived or cured, would result in a default under the Financing Agreement and could trigger acceleration of Blue Torch facility obligations. Further, existing Convertible Debentures also include a cross-default provision such that, if the event of default under the Financing Agreement results in the indebtedness thereunder becoming or being declared due and payable and such default is not remedied or waived, the Convertible Debentures investors may, upon notice to the Company, elect to declare the full unpaid principal amount of Convertible Debentures, together with any interest and other amounts owed in respect thereof, immediately due and payable. As a result, we have classified amounts due under the Financing Agreement and Convertible Debentures as current liabilities on the condensed consolidated balance sheet. Accordingly, we have concluded that substantial doubt exists as to our ability to continue as a going concern.

In addition to the Common Stock Financing and the Financing Agreement, we may need to raise additional funds in the future to fund our operations and growth, including to support our acquisition strategy. Any required additional financing may not be available on terms acceptable to us, or at all. The perception that we may be unable to continue as a going concern may impede our ability to raise additional funds or operate our business due to concerns regarding our ability to discharge our contractual obligations.

Further, the Securities Purchase Agreements contain restrictions that may limit our ability to raise capital through additional financings, including restrictions on our and our subsidiaries’ ability to, among other things, incur additional debt or create liens. In addition, the Part B Securities Purchase Agreement contains covenant restrictions that will require us to obtain the prior written consent of Yorkville in order to (i) effect any issuances pursuant to the Common Stock Purchase Agreement with CFPI, or (ii) enter into, agree to enter into, or effect any variable rate transaction (including any transaction involving the issuance or debt or equity securities convertible into, exercisable or exchangeable for shares of Common Stock at a conversion price, exercise price, or exchange rate that is based upon or varies with the trading price of the Common Stock or that is subject to reset at some future date after the issuance thereof, as well as any equity line of credit, at-the-market agreement, or forward purchase agreement). As a result of these restrictions, our ability to respond to changes in business and economic conditions and engage in beneficial transactions, including to obtain additional debt or equity financing as needed in the future, on favorable terms or al all, may be limited, which could adversely affect our business, financial condition, and results of operations. If we are able to raise additional funds by issuing equity securities or convertible debt, whether within the limitations of our financing arrangements or with the consent of the applicable lenders, investors may experience significant dilution of their ownership interest, and the newly issued securities may have rights senior to those of the holders of our Common Stock. If we raise additional funds by obtaining loans from third parties, as may be permissible pursuant to the terms of our existing financing arrangements, the terms of those new financing arrangements may include negative covenants or other restrictions on our business that could impair our operational flexibility and would also require us to incur interest expense. Higher interest rates could increase debt service requirements on any debt we subsequently incur, and could reduce funds available for operations, future business opportunities or other purposes. If we need to repay debt during periods of rising interest rates, we could be required to refinance our then-existing debt on unfavorable terms or liquidate one or more of our assets to repay such debt at times which may not permit realization of the maximum return on such assets and could result in a loss. The occurrence of any such events could materially and adversely affect our business, financial condition and results of operations. If additional financing is not available when required or is not available on acceptable terms, we may have to scale back our operations, and we may not be able to expand our business, take advantage of business opportunities or respond to competitive pressures, which could negatively impact our revenue and the competitiveness of our services. For further information regarding our financing, see “Management’s Discussion and Analysis of Financial Conditions and Results of Operations — Liquidity and Capital Resources — Borrowings.”

We have a history of losses. As our costs increase, we may not be able to generate sufficient revenue to achieve and sustain profitability.

We have experienced net losses in each period since inception. We generated net losses of $36.9 million (including $11.0 million attributable to stock-based compensation) and $74.2 million for the six months ended June 30, 2023 and 2022, respectively, and $104.22 million (including $66.5 million attributable to stock-based compensation) and $21.06 million for the fiscal years ended December 31, 2022 and 2021, respectively. As of June 30, 2023, we had an accumulated deficit of $277.7 million. We expect our costs and expenses to increase in future periods. In particular, we intend to continue to invest significant resources in:

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

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs without the prior consent of Blue Torch. Moreover, our ability to comply with these provisions may be affected by events beyond our control. The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the Financing Agreement and could trigger acceleration of those obligations. In addition, the Financing Agreement requires us to satisfy certain financial covenants, including a maximum leverage ratio, minimum Liquidity, a limitation on the purchase price payable for certain acquisitions, maximum of consolidated capital expenditures and certain mandatory prepayments. Prior to Waiver and Amendment No. 3, we were in breach of the minimum Liquidity requirements, which resulted in an event of default under the Financing Agreement. As a result of Waiver and Amendment No. 3, the Financing Agreement now provides that we may not permit our Liquidity (as defined therein) to be less than $20.0 million. We will need to raise additional capital to fund our operating and capital needs and also satisfy our minimum Liquidity covenant in the Financing Agreement. For example, if we do not raise additional capital by the end of August 2023, we expect that as a result of the quarterly interest payment payable to Blue Torch on August 28, 2023, our Liquidity will be less than $20.0 million. Our failure to maintain compliance with the minimum Liquidity covenant in the Financing Agreement would constitute a breach and, if not waived or cured, would result in a default under the Financing Agreement. Upon such a default, Blue Torch could, among other rights and remedies under the Financing Agreement, declare all or a portion of the outstanding loans under the Financing Agreement to be accelerated and due and payable. Further, the Convertible Debentures also include a cross-default provision such that, if an event of default under the Financing Agreement results in the indebtedness thereunder becoming or being declared due and payable and such default is not remedied or waived, the Convertible Debentures’ investors may, upon notice to the Company, elect to declare the full unpaid principal amount of the Convertible Debentures, together with any interest and other amounts owed in respect thereof, immediately due and payable. Any future default under the Financing Agreement could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt. The ability to make payments of principal and interest on indebtedness will depend on our future performance, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control.

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

For the six months ended June 30, 2023 and 2022, our 10 largest active customer accounts generated an aggregate of approximately 69% and 72% of our revenue, respectively, For the three months ended June 30, 2023 and 2022, our 10 largest active customer accounts generated an aggregate of approximately 68% and 72% of our revenue, respectively. Furthermore, our two largest customer accounts generated an aggregate of approximately 47% of our revenue for the six months ended June 30, 2023 and 2022, and 45% and 46% of our revenue for the three months ended June 30, 2023 and 2022 respectively. For the years ended December 31, 2022 and 2021, our 10 largest active customer accounts generated an aggregate of approximately 68% and 67% of our revenue, respectively. Furthermore, our two largest customer accounts generated an aggregate of approximately 46.1% and 38.3% of our revenue for the years ended December 31, 2022 and 2021, respectively. In the event that any of our large customers do not continue to use our products, use fewer of our products, or use our products in a more limited capacity, or not at all, our business, results of operations and financial condition would be adversely affected.

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

We have a limited number of customers that account for a substantial portion of our revenues, which carries risks. One of our customers, MobileFuse, LLC, accounted for approximately 26.7% and 30.5% of our revenues for the  six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, Intermarché Alimentaire International accounted for approximately 20.8% and 16.39% respectively of our revenue,. MobileFuse, LLC accounted for approximately 30.0% of our revenues for each of the years ended December 31, 2022 and 2021. For the year ended December 31, 2022, Intermarché Alimentaire International accounted for approximately 16.1% of our revenue. It is not possible for us to predict the level of demand that will be generated by any of these customers in the future. In addition, revenues from these larger customers may fluctuate from time to time based on these customers’ business needs and customer experience, the timing of which may be affected by market conditions or other factors outside of our control. These customers could also potentially pressure us to reduce the prices we charge, which could have an adverse effect on our margins and financial position and could negatively affect our revenues and results of operations. If any of our large customers terminates their relationship with us or materially reduces the services they acquire from us, such termination or reduction could negatively affect our revenues and results of operations.

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

We employ a go-to-market business model whereby a portion of our revenue is generated by sales through our channel partners, such as independent marketing agencies and resellers, that further expand the reach of our direct sales force into additional geographies, sectors, and industries. In particular, we have entered, and intend to continue to enter, into strategic sales distributor and reseller relationships in certain international markets where we do not have a local presence. We provide certain of our channel partners with specific training and programs to assist them in selling access to our products, but there can be no assurance that these steps will be effective. In addition, if our channel partners are unsuccessful in marketing and selling access to the Near Platform, it would limit our expansion into certain geographies, sectors, and industries. Additionally, if we are unable to develop and maintain effective sales incentive programs for our channel partners, we may not be able to incentivize these partners to sell access to the Near Platform to customers. Our largest customer, MobileFuse, LLC, is a channel partner that represented approximately 25.0% and 26.7% of our revenue for the three and six months ended June 30, 2023 and 2022, respectively. Pursuant to the Channel Partner Agreement, MobileFuse was appointed as a supplier for Near’s Allspark advertising product. On January 1, 2023, Near North America, Inc., a wholly owned subsidiary of Near, and MobileFuse entered into a superseding Near Platform Usage Agreement (the “New MobileFuse Agreement”). As part of the New MobileFuse Agreement, MobileFuse agreed to share with Near a minimum level of MobileFuse’s revenues through the use of Near’s products. MobileFuse also agreed to pay Near annual minimum fees as well as mutually agreed rates for access to and use of the Allspark platform and running advertising campaigns. The fees may only be changed or increased during the term with the written consent of both parties to the New MobileFuse Agreement. The New MobileFuse Agreement and the terms of use are valid for a period of two years from January 1, 2023 and will automatically renew for successive period of one year each unless either party provides the other party with written notice of at least 180 days prior to the expiration of the initial term or renewal term. Near and this channel partner are discussing renewal of the agreement.

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

These restrictions on the ability of foreign persons to invest in us could limit our ability to engage in strategic transactions that could benefit our stockholders, including a change of control, and could also affect the price that an investor may be willing to pay for our Common Stock.

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

Our Common Stock is listed on the Nasdaq Global Market (“Nasdaq”). If Nasdaq delists our Common Stock from trading on its exchange for failure to meet the listing standards, an investor would likely find it significantly more difficult to dispose of or obtain our shares, and our ability to raise future capital through the sale of our shares or issue our shares as consideration in acquisitions could be severely limited. Additionally, we may not be able to list our Common Stock on another national securities exchange, which could result in our securities being quoted on an over-the-counter market. If this were to occur, our stockholders could face significant material adverse consequences, including limited availability of market quotations for our Common Stock and reduced liquidity for the trading of our securities. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

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

 The Public Warrants and the Private Placement Warrants, which entitle the holders thereof to purchase an aggregate of 13,825,000 shares of our Common Stock, became exercisable on April 22, 2023. Each Public Warrant and each Private Warrant entitles the holder thereof to purchase one share of Common Stock at a price of $11.50 per whole share, subject to adjustment. Public Warrant and each Private Warrants may be exercised only for a whole number of shares of Common Stock.

After giving effect to the exercise of the Public Warrant and each Private Warrant, the shares of Common Stock issuable upon such exercise would represent approximately 21.1% of our outstanding Common Stock as of July 28, 2023. In addition, in connection with the consummation of the Business Combination, we assumed (1) warrants granted to Harbert European Specialty Lending Company II S.A.R.L (the “Harbert Warrants”), which are exercisable for an aggregate of 570,736 shares of Common Stock, at per share exercise prices of $4.64, $6.78 and $9.75, in each case, subject to adjustment as set forth in such warrant, and (2) warrants granted to affiliates of Blue Torch, which are exercisable for an aggregate of 1,039,996 shares of Common Stock, with a per share exercise price of $0.001. The Harbert Warrants each include a full ratchet antidilution provision that provides for an adjustment to the exercise price of such warrants should the Company issue Common Stock or equivalents at a price per share that is lower than the then-current exercise price, such that the exercise price will be reduced to match the lower price.

Furthermore, on March 31, 2023, we issued the Part A-1 Warrants to purchase shares of Common stock at an exercise price of $0.01 per share pursuant to the Part A-1 Securities Purchase Agreement, which are currently exercisable and entitle the holders thereof to purchase up to an aggregate of 149,234 shares of Common Stock.

Furthermore, on May 18, 2023, we issued Part A-2 Warrants to purchase shares of Common Stock at an exercise price of $0.01 per share pursuant to the Part A-2 Securities Purchase Agreement, which are currently exercisable and entitle the holders thereof to purchase up to an aggregate of 62,500 shares of Common Stock.

If the abovementioned warrants are exercised, it will result in dilution to the then existing holders of Common Stock and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of the Public Warrants could be increased, the exercise period could be shortened and the number of shares of Common Stock purchasable upon exercise of a Public Warrant could be decreased, without the approval of all the Public Warrant holders.

The Public Warrants were issued in registered form under a warrant agreement between CST, as warrant agent, and KludeIn (the “Warrant Agreement”). The Warrant Agreement provides that the terms of the Public Warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then-outstanding Public Warrants to make any change that adversely affects the interests of the registered holders of the Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least a majority of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least a majority of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash or stock, shorten the exercise period or decrease the number of Shares purchasable upon exercise of a Public Warrant.

There is no guarantee that the Public Warrants or the Private Placement Warrants will ever be in the money, and, as such, they may expire worthless and we may receive no proceeds from the exercise of the Public Warrants or Private Placement Warrants.

The exercise price for the Public Warrants and the Private Placement Warrants is $11.50 per warrant. We believe the likelihood that warrant holders will exercise their Warrants, and therefore the amount of cash proceeds that we would receive, is dependent upon the trading price of our Common Stock, the last reported sale price for which was $0.57 per share on August 11, 2023. If the trading price of our Common Stock is less than $11.50 per share, we believe holders of Public Warrants and Private Placement Warrants will be unlikely to exercise their warrants. There is no guarantee that the Public Warrants and Private Placement Warrants will be in the money prior to their expiration, and as such, the Public Warrants and Private Placement Warrants may expire worthless and we may receive no proceeds from the exercise of the Public Warrants and Private Placement Warrants. Therefore, we do not expect to receive cash proceeds from any such exercise so long as the Public Warrants and Private Placement Warrants remain out of the money.

We may redeem the unexpired Public Warrants prior to their exercise at a time that is disadvantageous to the holders thereof, thereby making the Public Warrants worthless.

We have the ability to redeem outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sale price of the Common Stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period commencing once the Public Warrants become exercisable and ending on the third trading day prior to the date on which we gives proper notice of such redemption and provided certain other conditions are met. If and when the Public Warrants become redeemable we may not exercise its redemption right if the issuance of shares of Common Stock upon exercise of the Public Warrants is not exempt from registration or qualification under applicable state blue sky laws or it is unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares of Common Stock under the blue sky laws of the state of residence in those states in which the Public Warrants were offered. Redemption of the outstanding Public Warrants could force the holders (i) to exercise the Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous to do so, (ii) to sell the Public Warrants at the then-current market price when the holder might otherwise wish to hold the Public Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, is likely to be substantially less than the market value of the Public Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the Insiders or their permitted transferees.

In the event we determine to redeem the Public Warrants, holders of our redeemable Public Warrants would be notified of such redemption as described in our Warrant Agreement. Specifically, in the event that we elect to redeem all of the redeemable warrants as described above, we will fix a date for the redemption (the “Redemption Date”). Notice of redemption will be mailed by first class mail, postage prepaid, by us not less than 30 days prior to the Redemption Date to the registered holders of the redeemable Public Warrants to be redeemed at their last addresses as they appear on the registration books. Any notice mailed in the manner provided in the Warrant Agreement will be conclusively presumed to have been duly given whether or not the registered holder received such notice. In addition, beneficial owners of the redeemable Public Warrants will be notified of such redemption via our posting of the redemption notice to the Depository Trust Company (“DTC”). The closing price of the Common Stock on August 11, 2023 was $0.57 and has never exceeded the $18.00 threshold that would trigger the right to redeem the Public Warrants.

We qualify as an “emerging growth company” within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, it could make Near’s securities less attractive to investors and may make it more difficult to compare Near’s performance to the performance of other public companies.

Near qualifies as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we are eligible for and have elected to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, (a) not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, (b) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and (c) exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (1) the last day of the fiscal year (a) following January 11, 2026, (b) in which our total annual gross revenue is at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three year period. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of Common Stock may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

The trading price of the Common Stock has been and will likely continue to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your shares at an attractive price due to a number of factors such as the following, among others:

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

Because there are no current plans to pay cash dividends on the Common Stock for the foreseeable future, stockholders may not receive any return on investment unless the Common Stock is sold for a price greater than the price such stockholder paid.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on shares of the Common Stock will be at the sole discretion of the Board. The Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions, and such other factors as the Board may deem relevant. In addition, our ability to pay dividends is limited by the Financing Agreement. As a result, stockholders may not receive any return on an investment in the Common Stock unless the Common Stock is sold for a price greater than the price such stockholder paid.

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

These provisions provide for, among other things:

●	the ability of the Board to issue one or more series of preferred stock;

●	advance notice for nominations of directors by stockholders and for stockholders to include matters to be considered at annual meetings;

●	certain limitations on convening special stockholder meetings;

●	limiting the ability of stockholders to act by written consent; and

●	The Board has the express authority to make, alter or repeal the Bylaws.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 8, 2023, Ronald Steger resigned from his position as a member of the Board and each of its committees, effective immediately. Mr. Steger’s resignation from the Board and its committees was not in connection with any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

After giving effect to Mr. Steger’s resignation, on August 8, 2023, the Company was no longer in compliance with Nasdaq Listing Rule 5605(c)(2)(A) (the “Rule”), which requires the Audit Committee to be comprised of at least three members. Mr. Steger served as chairperson of the Audit Committee and was previously determined by the Board to qualify as an “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-K, and to meet the financial sophistication requirements of The Nasdaq Stock Market LLC (“Nasdaq Market”) in accordance with the Rule. The Company informed Nasdaq Market of the foregoing on August 10, 2023.

On August 11, 2023, Mark Greene, a current independent director of the Company, was appointed by the Board to the Audit Committee. In addition, on August 11, 2023, the Board appointed Kathryn T. Petralia as chairperson of the Audit Committee and determined that Ms. Petralia qualifies as an “audit committee financial expert,” as defined under Item 407(d)(5) of Regulation S-K, and has appropriate experience and background to meet the financial sophistication requirements of Nasdaq Market in accordance with the Rule. As a result of the above, the Company has regained compliance with the Rule.

Item 6. Exhibits.

The following exhibits are incorporated herein by reference or are filed with this Quarterly Report on Form 10-Q, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K):

Exhibit	Description
2.1†	Agreement and Plan of Merger, dated as of May 18, 2022, by and among KludeIn I Acquisition Corp., Paas Merger Sub 1 Inc., Paas Merger Sub 2 LLC and Near Intelligence Holdings Inc., incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on May 19, 2022.
2.2	Amendment to Agreement and Plan of Merger, by and among KludeIn I Acquisition Corp. and Near Intelligence Holdings Inc., dated as of November 3, 2022, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 9, 2022.
2.3	Amendment No. 2 to Agreement and Plan of Merger, by and among KludeIn I Acquisition Corp. and Near Intelligence Holdings Inc., dated as of December 23, 2022, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on December 27, 2022.
2.4	Amendment No. 3 to Agreement and Plan of Merger, by and among KludeIn I Acquisition Corp. and Near Intelligence Holdings Inc., dated as of January 13, 2022, incorporated herein by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2023.
3.1	Certificate of Incorporation of Near Intelligence, Inc., dated as of March 23, 2023, incorporated herein by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
3.2	Amended and Restated Bylaws of Near Intelligence, Inc., dated as of March 23, 2023, incorporated herein by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on March 28, 2023.
4.1	Warrant Agreement, dated January 6, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 12, 2021.
4.2	Form of Convertible Debenture dated March 31, 2023, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on April 6, 2023.
4.3	Form of Warrant (Part A-1) dated March 31, 2023, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on April 6, 2023.
4.4	Form of Part A-2 Convertible Debenture dated May 18, 2023, incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
4.5	Form of Warrant (Part A-2) dated May 18, 2023, incorporated herein by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
4.6	Form of Part B Convertible Debenture dated May 18, 2023 (Yorkville), incorporated herein by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
4.7	Form of Part B Convertible Debenture dated May 18, 2023 (Polar), incorporated herein by reference to Exhibit 4.4 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
10.1	Amendment Deed to Global Deed of Discharge and Release, dated April 21, 2023, by and between Wilmington Trust (London) Limited, Deutsche Bank AG, London Branch, Harbert European Specialty Lending Company II S.à.r.l., Near Intelligence LLC, Near Intelligence PTE. LTD., and Near North America, Inc., incorporated herein by reference to Exhibit 10.15.1 to the Registrant’s Registration Statement on Form S-1 filed on May 10, 2023.
10.2	Waiver and Amendment No. 3 to Financing Agreement, dated May 17, 2023 and effective as of May 18, 2023 by and among Near Intelligence, Inc., Near Intelligence LLC, the Guarantors party thereto, the Required Lenders party thereto and Blue Torch Finance LLC, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
10.3	Amendment No. 4 to Financing Agreement, dated as of July 18, 2023, by and among Near Intelligence, Inc., Near Intelligence LLC, the Guarantors party thereto, the Required Lenders party thereto and Blue Torch Finance LLC, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2023.

10.4	Forbearance Agreement, by and among Near Intelligence, Inc., Near Intelligence LLC, the Guarantors party thereto, the Required Lenders party thereto and Blue Torch Finance, LLC, dated May 5, 2023, incorporated herein by reference to Exhibit 10.19 to the Registrant’s Form S-1 filed on May 10, 2023.
10.5	Forbearance Agreement, by and among Near Intelligence, Inc., Near Intelligence LLC, the Guarantors party thereto, the Required Lenders party thereto and Blue Torch Finance, LLC, dated May 10, 2023, incorporated herein by reference to Exhibit 10.19.1 to the Registrant’s Form S-1 field on May 10, 2023.
10.6	First Amendment to the Near Intelligence, Inc. 2023 Equity Incentive Plan, incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 26, 2023.
10.7	Form of Restricted Stock Unit Award Agreement, incorporated herein by reference to Exhibit 10.42 to the Registrant’s Registration Statement on Form S-1 filed on April 12, 2023.
10.8	Securities Purchase Agreement (Part A-2), dated as of May 18, 2023, by and among Near Intelligence, Inc. and the investors listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
10.9	Securities Purchase Agreement (Part B), dated as of May 18, 2023, by and among Near Intelligence, Inc. and the investors listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
10.10	Registration Rights Agreement (Part A-2), dated as of May 18, 2023, by and among Near Intelligence, Inc. and the persons listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
10.11	Registration Rights Agreement (Part B), dated as of May 18, 2023, by and among Near Intelligence, Inc. and the persons listed on Schedule I thereto, incorporated herein by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on May 18, 2023.
10.12	Employment Agreement by and between Near Intelligence, Inc. and Anil Mathews, dated April 11, 2023, incorporated herein by reference to Exhibit 10.47 to the Registrant’s Registration Statement on Form S-1 filed on April 12, 2023.
10.13	Employment Agreement by and between Near Intelligence, Inc. and Shobhit Shukla, dated April 11, 2023, incorporated herein by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1 filed on April 12, 2023.
10.14	Employment Agreement by and between Near Intelligence, Inc. and Rahul Agarwal, dated April 12, 2023, incorporated herein by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1 filed on April 12, 2023.
10.15	Employment Agreement by and between Near Intelligence, Inc. and Gladys Kong, dated April 11, 2023, incorporated herein by reference to Exhibit 10.48 to the Registrant’s Registration Statement on Form S-1 filed on April 12, 2023.
10.16	Employment Agreement by and between Near Intelligence, Inc. and Jay Angelo, dated April 11, 2023, incorporated herein by reference to Exhibit 10.49 to the Registrant’s Registration Statement on Form S-1 filed on April 12, 2023.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	The certifications attached as Exhibits 32.1 and 32.2 are not deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Near Intelligence, Inc. under the Securities Act whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
†	Schedules and similar attachments to this Exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company agrees to furnish supplementally a copy of such omitted materials to the SEC upon request.
^	Portions of this exhibit have been omitted in accordance with Item 601(b)(2) or 601(b)(10) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Near Intelligence, Inc.

Date: August 14, 2023	By:	/s/ Anil Matthews
	Name:	Anil Matthews
	Title:	Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Date: August 14, 2023	By:	/s/ Rahul Agarwal
	Name:	Rahul Agarwal
	Title:	Chief Financial Officer
(Principal Financial Officer)